Form 10-K405
period 1997-12-31
IRI INTERNATIONAL CORP
filed 1998-03-26
CIK 1044979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-31157

                         IRI INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified In Its Charter)

                   DELAWARE                                      75-2044681
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                     Identification Number)

          1000 LOUISIANA, SUITE 5900
                HOUSTON, TEXAS                                     77002
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (713) 651-8002

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
         Common Stock, $.01 par value                     New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 17, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was $141,370,217 based on the last reported sale price of the Registrant's Common Stock on the New York Stock Exchange.

     39,900,000 shares of Common Stock were outstanding on March 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

            LOCATION IN FORM 10-K                                 INCORPORATED DOCUMENT
            ---------------------                                 ---------------------
     Part III Consisting of Items 10, 11, 12      Proxy Statement for the Company's 1998 Annual
       and 13.................................      Stockholder's Meeting

================================================================================

ITEM 1. BUSINESS

     IRI International Corporation (including its predecessor by merger, the "Company" or "IRI") is one of the world's largest manufacturers of land-based drilling and well-servicing rigs and rig component parts for use in the global oil and gas industry and is principally engaged in the design, manufacture, service, sale and rental of onshore and offshore oilfield equipment for the domestic and international markets. Through its IRI and Cardwell operations, the Company designs and produces rigs to meet the special requirements of its global clientele for service in remote areas and harsh climatic conditions. Through its Bowen Tools Division, the Company is a leading manufacturer of downhole fishing and drilling tools and offers a complete line of oilfield power equipment, including top drives, power swivels, wireline and pressure control equipment and coiled tubing systems, which complement the Company's drilling and well-servicing rigs. The Company also manufactures and maintains a significant inventory of replacement parts for rigs produced by the Company and by others, enabling it to meet the needs of its customers on a timely basis. Through its Specialty Steel Division, the Company produces premium alloy steel for commercial and military use and for use in manufacturing oilfield equipment products.

     The Company markets its oilfield equipment primarily through its own sales force and through designated agents and distributors in every major oil and gas producing region in the world. The Company supplements its marketing efforts by maintaining 27 domestic sales, parts and service centers in areas of significant drilling and production operations and 7 international parts and service centers. The Company's network of service centers in the United States provides its customers with refurbishment or repair services as well as ready access to replacement parts for equipment in the field. The Company's worldwide sales and marketing activities are closely coordinated with and supported by a staff of more than 70 engineers and design technicians, resulting in a competitive advantage for the Company to provide its customers with products meeting customized design specifications for drilling and well-servicing rigs and associated equipment.

     The Company's predecessor was founded in 1985 through the combination of Ingersoll-Rand Oilfield Products Company and the Ideco Division of Dresser Industries, Inc. and was acquired by an affiliate of the Company's current stockholders in 1994. The Company acquired the business and operations of the Bowen Tools Division (the "Bowen Acquisition") on March 31, 1997 and Cardwell International, Ltd. (the "Cardwell Acquisition") on April 17, 1997 (together, the "Acquisitions").

DRILLING AND WELL-SERVICING RIGS

  Products

     The Company designs, constructs and sells a total of 48 standard models of drilling and well-servicing rigs which utilize component parts manufactured by the Company under the IDECO(R), FRANKS(R), CARDWELL(TM) and IRI(TM) brand names. The Company's products include (i) land-based skid mounted rigs, (ii) offshore drilling and well-servicing rigs, (iii) self-propelled drilling and well-servicing rigs, (iv) slant hole drilling rigs and (v) heli-rigs. In addition to the standard models, the Company manufactures customized drilling and well-servicing rigs to customer specifications to accommodate, among other things, extreme weather conditions, moving systems or hook load capacities. The Company also designs, manufactures and sells component products used in the original construction, modernization or repair of land and offshore rigs, including masts, derrick, substructures and other components used in hoisting, power transmission, pumping and mud systems. The sale of drilling and well-servicing rigs and component parts accounted for $74.2 million of the Company's revenues for the year ended December 31, 1997.

  Competition

     The Company's revenues and earnings are affected by the actions of competitors, including price changes, introduction of new or improved products and changes in the supply of, and improvements in the deliverability of, competing products. The Company's principal competitors in the manufacture of drilling rigs and components are National-Oilwell, Inc., Continental Emsco Company and Varco International, Inc.

  Backlog

     Sales of the Company's drilling and well-servicing rigs are made almost exclusively on the basis of written purchase orders or contracts. The Company includes in its rig backlog those orders or purchase commitments which management believes to be reasonably certain of consummation based on industry practice, the historical relationship between the Company and the customer or the financial terms of the sale, including cash advances, letters of credit or similar credit support arrangements. The total value of its rig backlog of the Company as of December 31, 1997 and 1996 was $69.4 million and $12.7 million, respectively. No assurance can be given that contracts included in the Company's backlog will ultimately generate anticipated revenues in the period expected or otherwise.

     The Company attempts to mitigate certain financial risks in sales to customers by requiring, where commercially feasible, cash advances, irrevocable letters of credit or similar credit support arrangements. As of December 31, 1997, the Company has received approximately $7.5 million in cash down payments and approximately $2.6 million of letters of credit or assignments of letters of credit to support customer orders.

  Raw Materials

     The Company's manufacturing operations require a variety of components, parts and raw materials which the Company purchases from multiple commercial sources. The Company believes that the loss of any of its suppliers would not have a material adverse effect on the Company's operations.

FISHING AND DRILLING TOOLS

     Through Bowen, the Company designs, manufactures, sells and rents fishing and drilling tools under the BOWEN(R) brand name. Fishing and drilling tools manufactured by the Company include (i) external and internal catch fishing tools, (ii) junk catch fishing tools, (iii) milling and cutting tools, (iv) accessory tools such as jars, jar intensifiers and bumper subs and (v) repair and remedial tools. Fishing and drilling tool sales and rentals accounted for $47.8 million of the Company's revenues for the year ended December 31, 1997.

  Competition

     In the fishing and drilling tool business, like the rig manufacturing business, the Company's revenues and earnings can be affected by actions of competitors, including price changes, the introduction of new products or improved products and changes in supply of, and improvements in the deliverability of, competing products. The Company's primary competitors in the manufacture of fishing tools are Gotco International Inc. and Houston Engineers Inc. In the drilling tool market, the Company's primary competitors are Houston Engineers Inc. and Dailey Corporation.

POWER AND WIRELINE/PRESSURE CONTROL EQUIPMENT

  Power Equipment

     The Company, through its Bowen Tools Division, manufactures products for the power equipment market, including power-swivel systems used in well-servicing and drilling applications, portable top drive drilling systems, power subs, bucking units, power tongs and coiled tubing systems. Sales and rentals of power equipment products accounted for $12.4 million of the Company's revenues for the year ended December 31, 1997.

     The market for top drive drilling systems is very competitive. Competition is based on product design and quality, ability to meet delivery requirements and pricing. The Company's principal competitor in this segment is Tesco Corporation. In addition, the Company's portable top drive drilling systems compete with products manufactured by Maritime Hydraulics US, Inc., Canrig Ltd. and Varco International, Inc.

  Wireline/Pressure Control Equipment

     The Company manufactures products in this group under the BOWEN(R) brand name. The products include small blowout preventers, unions, tool traps, tool catchers, lubricator risers, control heads, stuffing boxes and wellhead adapters.

     The market for pressure control equipment is very competitive. Competition is based on product design, quality, ability to meet delivery requirements and pricing. The Company's principal competitors in the market include Hydrolex, Inc., Elmar Ltd. and Texas Oil Tools.

REPLACEMENT PARTS AND REFURBISHMENT

     The Company manufactures and maintains a significant inventory of replacement parts and replacement components. The Company also refurbishes older rigs for its customers. The Company believes that the replacement parts and refurbishment businesses will grow significantly over the next several years as a result of increased worldwide rig utilization and the age of the international rig fleet, which was generally constructed prior to 1982. The Company believes it is well positioned to provide replacement parts and refurbishment services as a result of the large number of operating rigs manufactured under the Company's brand names and the preference of equipment owners to obtain replacement parts and refurbishment services from the original manufacturer. Replacement parts and refurbishment accounted for $32.3 million of the Company's revenues for the year ended December 31, 1997.

SPECIALTY STEEL PRODUCTS

     Through its Specialty Steel Division, the Company manufactures premium specialty steel forgings for commercial and military use and for use in manufacturing oilfield equipment products. Specialty steel products accounted for $13.5 million of the Company's revenues for the year ended December 31, 1997.

     The Company manufactures over 100 different alloys to form forged products in round, square and rectangular solid, trepanned, counter bored and stepped forms to meet customer specifications. The Company sells its specialty steel products primarily to customers in the heavy equipment, aircraft, petroleum and power generation industries in North America and to the United States military. Specialty steel products are also sold as feedstock directly to forgers and extruders. The Division's largest customer accounted for 28.1% of the Division's revenue for the year ended December 31, 1997. In addition, 13.9% of production for 1997 was sold to the government and military sectors.

  Raw Materials

     Raw materials used to manufacture specialty steel products consist of premium steel scrap and various alloys, of which the Company believes there is an adequate supply in the North American market.

  Competition

     The U.S. specialty steel market is highly competitive due primarily to the high cost of freight associated with moving small amounts of high tonnage finished goods. Competitive factors include price, delivery, quality and service. Steel ingots and billets are commodities and are extremely price competitive. The Company's major competitors in the specialty steel market are National Flame and Forge Company Inc., Ellwood Group Inc., Scot Forge Company Inc., Erie Forge and Steel Inc., First Miss Steel Inc. and British Steel PLC.

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company maintains a staff of more than 70 engineers and design technicians to (i) design and test new products, components and systems for use in manufacturing and drilling applications, (ii) enhance the capabilities of existing products and (iii) assist the Company's sales organization and customers with special requirements and products. The Company intends to continue its research, engineering and product development programs to develop proprietary products that are complementary to the Company's existing products, particularly with respect to harsh environment rigs and equipment. The Company's total engineering and product development expenses for the year ended December 31, 1997 were $4.3 million, which includes the Bowen and Cardwell expenses only since the dates of their respective acquisitions. The Company has budgeted $7.1 million for engineering and product development expenses for 1998.

MARKETING, SALES AND DISTRIBUTION

     The Company markets its oilfield products primarily through its own sales force and through designated agents and distributors in every major oil and gas producing region in the world. The Company's customers include international and domestic drilling contractors and international and domestic oil and gas exploration and production companies, including foreign state-owned oil and gas enterprises. The Company supplements its marketing efforts by maintaining 27 domestic sales and service centers in areas of significant drilling and production operations and 7 international parts and service centers.

     See Note 13 to the Consolidated Financial Statements for financial information related to the Company's revenues by geographic region.

INTELLECTUAL PROPERTY

     The Company owns or has license to use a number of U.S. and foreign patents covering a variety of products. Although in the aggregate the patents are of importance to the Company, the Company does not consider any single patent to be essential. In general, the Company depends upon product name recognition, manufacturing quality control and application of its expertise rather than patented technology in the conduct of its business. The Company enjoys product brand name recognition, principally through its BOWEN(R), IDECO(R), FRANKS(R), CARDWELL(TM), and IRI(TM) trademarks, and considers such trademarks to be important to its business.

EMPLOYEES

     As of December 31, 1997 the Company employed a total of 1,489 persons, of whom 30 were employed outside the United States. Approximately 30% of these employees were salaried and the balance were compensated on an hourly basis. Approximately 23% of the Company's employees are represented by a union or are parties to a collective bargaining agreement, which is effective for the period from July 1997 until July 2000, covers approximately 340 employees and contains customary provisions with respect to wages, hours and working conditions for certain production and maintenance employees in the Bowen Tools Division. The wage rates governing the first year of the contract represented a 4.5% increase over the rates previously in effect, and the agreement provides for further 3% increases in each of the second and third year thereof. The Company considers its relations with its employees to be good.

RISKS AND INSURANCE

     The Company's operations are subject to the usual hazards inherent in manufacturing products and providing services for the oil and gas industry. These hazards can cause personal injury and loss of life, business interruptions, property and equipment damage and pollution or environmental damage. The Company maintains comprehensive insurance covering its assets and insuring against risks at levels which management believes to be appropriate and in accordance with industry practice. No assurance can be given, however, that insurance coverage will be adequate in all circumstances or against all hazards or risks, or that the Company will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.

     The Company's services and products are used in drilling, production and well-servicing operations which are subject to inherent risks that could result in property damage, personal injury, suspension of operations or loss of production. The Company maintains product liability and worker's compensation insurance. Although the limits of its insurance coverage against an accident are generally in accordance with industry practice, such insurance may not be adequate to protect the Company against liability or losses accruing from all the consequences of such an incident.

ENVIRONMENTAL MATTERS

     The manufacture of oilfield equipment and specialty steel products is subject to a broad range of federal, state and local environmental laws and regulations, both in the United States and in foreign jurisdictions, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes and the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes (collectively referred to as "Environmental Laws"). It has been the Company's policy to eliminate and minimize generation of wastes at its facilities through plant operations, process design and maintenance. The Company continually strives to reduce wastes by sending these materials off-site for recycling and/or reuse. The Company has taken and continues to take into account the requirements of such environmental laws and regulations in the improvement, modernization, expansion and start-up of its facilities, and believes that it is currently in substantial compliance with such laws and regulations. As is the case with most industrial manufacturers, the Company could incur significant costs related to environmental compliance in the future. No assurance can be given that the Company will not be required to incur significant costs in the future for remediation of existing conditions at company's facilities or modifications to company operations that may be required by Environmental Laws. These potential costs may have a material adverse effect on the Company's financial condition and results of operations.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability without regard to fault, on certain classes of persons with respect to the release of a hazardous substance into the environment. These persons include the owner and operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at such site. Persons who are responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

     The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the manufacture and storage of products and equipment containing or requiring oil and/or hazardous substances. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, the Resource Conservation and Recovery Act and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including groundwater contamination) or to perform remedial operations to prevent future contamination.

     Various federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials ("ACM"). Such laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of facilities at which ACM was or is located for personal injury associated with exposure to ACM. The Company is aware of the presence of ACM at its facilities, but it believes that such material is in acceptable condition at this time. The Company believes that any future costs related to remediation of ACM at these sites will not be material, either on an annual basis or in the aggregate, although there can be no assurance with respect thereto.

     The Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at the Bowen Tools Division facilities caused or created by Bowen or its predecessors in title through the Company's contractual arrangements with Air Liquide America Corporation ("Air Liquide"). Pursuant to such arrangements, Air Liquide and Bowen agreed to indemnify the Company for such costs. Air Liquide provided the Company with certain environmental assessments with respect to most of the Bowen properties conveyed to the Company. In some cases, these initial assessments recommended the performance of further investigation to evaluate the need for and to determine the extent of the removal or remediation of hazardous substances required to address historical operations of Bowen. Air Liquide is conducting a further environmental review of the Bowen Tools Division facilities to determine the potential scope of remediation to be conducted at such facilities by Air Liquide or Bowen. There can be no assurance that Air Liquide or Bowen will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

     Although the Company believes that it is in substantial compliance with existing environmental laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

HITEC TRANSACTION

     On March 8, 1998, the Board of Directors of the Company and of Hitec ASA, a Norwegian Corporation ("Hitec"), approved a transaction (the "Hitec Transaction") whereby the businesses of the Company and Hitec will be combined and the resulting company will be named "IRI Hitec, Inc." Pursuant to the Hitec Transaction, Hitec Shareholders will receive 0.5748 of a newly issued share of IRI Common Stock for each common share of Hitec. The Hitec Transaction is subject to, among other things, the approval of the Company's stockholders and the tender of at least 90% of Hitec's outstanding common shares. In connection with the Hitec Transaction, the Company's principal stockholder, Hushang Ansary, agreed to vote the shares of IRI Common Stock beneficially owned by him (which shares constitute a majority of the shares issued and outstanding) in favor of the Hitec Transaction. In addition, pursuant to the Hitec Transaction each of Arve Johnsen, Chairman of the Board of Hitec, and Jon Gjedebo, Chief Executive Officer of Hitec, agreed to tender the shares of Hitec common shares beneficially owned by them to the Company (which shares in aggregate represent approximately 27.3% of the outstanding Hitec common shares.)

     Hitec is engaged primarily in the design and engineering of advanced technology for the offshore oil and gas industry. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES

     The principal offices and facilities owned or leased by the Company and their current uses are described in the following table:

                         FACILITY SIZE    PROPERTY SIZE
       LOCATION            (SQ.FT.)          (ACRES)       TENANCY              USE
       --------          -------------    -------------    -------              ---
Pampa, TX..............    1,000,000           499          Owned     Rig and specialty steel
                                                                      manufacturing,
                                                                      administration and
                                                                      warehousing
Houston, TX............      539,700            19          Owned     Downhole tools
                                                                      manufacturing,
                                                                      administration and
                                                                      warehousing
Beaumont, TX...........      350,000            10          Owned     Rig manufacturing,
                                                                      administration and
                                                                      warehousing
El Dorado, KS..........      139,912            23          Owned     Rig manufacturing,
                                                                      administration and
                                                                      warehousing
Houston, TX............       16,249           N/A         Leased     Executive Offices
Houston, TX............       50,154             2          Owned     Administration

     The Company also owns or leases facilities at 34 domestic and international locations, substantially all of which are sales, service or warehouse locations.

ITEM 3. LEGAL PROCEEDINGS

     There are pending or threatened against the Company various claims, lawsuits and administrative proceedings all arising from the ordinary course of business with respect to commercial product liability and employee matters which seek remedies or damages. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effects such outcomes may have on the Company, management believes that any ultimate liability resulting from the outcome of such proceedings to the extent not otherwise provided for will not have a material adverse effect on the Company's consolidated financial statements.

     The Company maintains comprehensive liability insurance. The Company believes such coverage to be of a nature and amount sufficient to ensure that it is adequately protected from any material financial loss as a result of such claims. The Company currently is not the subject of any legal actions for which it is neither insured nor indemnified and which the Company believes will individually or in the aggregate have a material adverse effect on the Company's financial condition, results of operations or liquidity, nor to the Company's knowledge is any such litigation threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $0.01 per share (the "Common Stock"), became listed on the New York Stock Exchange on November 14, 1997 under the symbol "IIR". Prior to that time there was no public market for the Common Stock of the Company. The Common Stock closed at $10 3/8 on March 17, 1998.

     The following table sets forth (as reported by New York Stock Exchange) for the periods indicated the high and low closing prices of the Common Stock.

                            1998                              HIGH      LOW
                            ----                              ----      ---
1st Quarter (through March 17, 1998)........................  14 3/16   10 3/8

                            1997                              HIGH      LOW
                            ----                              ----      ---
4th Quarter (from November 13, 1997)........................  19 7/8     13

     The number of record holders of the Company's Common Stock as of March 17, 1998 was 64. Pursuant to the Company's Incentive Plan, 1,933,000 shares of the Common Stock are subject to outstanding options at March 17, 1998.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings to provide for the continual growth and development of the Company's business.

     During 1997, the Company made no sales of equity securities not registered under the Securities Act of 1933.

     On November 19, 1997, the Company and certain of its stockholders (the "Selling Stockholders") completed the sale of 13,800,000 shares of Common Stock (after exercise of options granted to the underwriters' to cover overallotments) at a per share price of $18.00 in a firm commitment underwritten initial public offering pursuant to a Registration Statement on Form S-1 which was declared effective on November 12, 1997 (the "Offering"). The managing underwriters for the Offering were Lehman Brothers Inc., Credit Lyonnais Securities (USA) Inc., Howard, Weil, Labouisse, Friedrichs Incorporated and Prudential Securities Incorporated. Of the $248,400,000 in aggregate proceeds raised in connection with the offering, (i) $16,698,000 was paid to the underwriters in connection with underwriting discounts, (ii) $65,481,000 in aggregate net proceeds were received by the Selling Stockholders, (iii) $166,221,000 in net proceeds was received by the Company and (iv) approximately $2,284,000 was paid by the Company in connection with expenses, including legal, printing and filing fees, in connection with the offering. There were no direct or indirect payments to directors or officers of the Company. Approximately $110,000,000 of the net proceeds from the offering were used by the Company to repay certain outstanding indebtedness as follows:

          (i) $31.0 million to redeem the Senior Notes (as defined herein) in full;

          (ii) $64.0 million to repay in full the principal amount outstanding under the Term Loan (as defined herein); and

          (iii) $15.0 million to repay all amounts then outstanding under the Revolving Credit Facility (as defined herein).

     The Company is currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments with an average maturity of six months or less, such as commercial paper and U.S. Treasury bills, and marketable securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial information for the Company. The information presented for the period from September 20, 1994 through March 31, 1995, for the year ended March 31, 1996, the nine month period ended December 31, 1996 and the year ended December 31, 1997 is derived from the audited financial statements of the Company. The information presented for the period from April 1, 1994 through September 19, 1994 is derived from the audited financial statements of the Company while owned by Dresser Industries, Inc. and Ingersoll-Rand Corporation (the "Predecessor"). The information presented as of and for the year ended March 31, 1994 is derived from the unaudited financial statements of the Company while owned by the Predecessor. The information for the nine month period ended December 31, 1995 and the twelve month period ended December 31, 1996 is derived from the unaudited financial statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

                                                              THE COMPANY                                      PREDECESSOR
                                  -------------------------------------------------------------------   -------------------------
                                    TWELVE MONTHS         NINE MONTHS                    PERIOD FROM     PERIOD FROM
                                        ENDED                ENDED         YEAR ENDED   SEPTEMBER 20,     APRIL 1,        YEAR
                                     DECEMBER 31,        DECEMBER 31,        ENDED         1994 TO         1994 TO        ENDED
                                  ------------------   -----------------   MARCH 31,      MARCH 31,     SEPTEMBER 19,   MARCH 31,
                                  1997(1)     1996      1996      1995        1996          1995            1994          1994
                                  --------   -------   -------   -------   ----------   -------------   -------------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenue.........................  $185,366.. $75,663   $62,298   $39,141    $52,506        $20,206         $16,473       $95,312
Cost of goods sold(2)...........   139,204    53,030    44,968    28,815     36,877         14,058          16,216        87,073
                                  --------   -------   -------   -------    -------        -------         -------       -------
Gross profit (loss).............    46,162    22,633    17,330    10,326     15,629          6,148             257         8,239
Selling, general and
  administrative expense........    23,543    10,810     8,220     5,400      7,990          2,305           2,102         5,027
                                  --------   -------   -------   -------    -------        -------         -------       -------
Operating income (loss).........    22,619    11,823     9,110     4,926      7,639          3,843          (1,845)        3,212
Interest expense................    (8,762)     (662)     (615)       --        (47)           (25)         (2,675)       (7,015)
Other income (expense) -- net...     1,464       141       (20)      210        371              8             106          (617)
Income taxes....................    (2,786)      (98)      (98)       --         --           (263)             --            --
                                  --------   -------   -------   -------    -------        -------         -------       -------
Income (loss) before
  extraordinary item............    12,535    11,204     8,377     5,136      7,963          3,563          (4,414)       (4,420)
Extraordinary
  item -- extinguishment of
  debt, net of tax benefit of
  $841..........................    (1,512)       --        --        --         --             --              --            --
                                  --------   -------   -------   -------    -------        -------         -------       -------
Net income......................  $ 11,023   $11,204   $ 8,377   $ 5,136    $ 7,963        $(3,563)        $(4,414)      $(4,420)
                                  ========   =======   =======   =======    =======        =======         =======       =======
Weighted average shares
  outstanding...................    31,275    30,000    30,000    30,000     30,000         30,000          30,000        30,000
                                  ========   =======   =======   =======    =======        =======         =======       =======
Income per common share:
  Income before extraordinary
    item........................  $   0.40   $  0.37   $  0.28   $  0.17    $  0.27        $  0.12         $ (0.15)      $ (0.15)
  Extraordinary item............     (0.05)       --        --        --         --             --              --            --
                                  --------   -------   -------   -------    -------        -------         -------       -------
Net Income (loss) per common
  share.........................  $   0.35   $  0.37   $  0.28   $  0.17    $  0.27        $  0.12         $ (0.15)      $ (0.15)
                                  ========   =======   =======   =======    =======        =======         =======       =======

                                                                       THE COMPANY                         PREDECESSOR
                                                   ----------------------------------------------------    -----------
                                                                                                MARCH 31,
                                                   DECEMBER 31,    DECEMBER 31,    -----------------------------------
                                                       1997            1996         1996        1995          1994
                                                   ------------    ------------    -------    ---------    -----------
Balance Sheet Data:
Working capital..................................    $161,890        $38,658       $35,461      33,767       (47,776)
Total assets.....................................     251,074         58,671        46,631      40,130        71,200
Long-term debt and obligation under capital lease
  less current installments......................         586            522            --          --            --
Shareholder's equity.............................     198,406         24,903        16,526       8,563       (60,483)

---------------

(1) The Company acquired the business and operations of the Bowen Tools Division on March 31, 1997 and Cardwell International, Ltd. on April 17, 1997.

(2) Amortization of negative goodwill decreased cost of goods sold in all periods except the year ended March 31, 1994 and the period from April 1, 1994 through September 19, 1994 (predecessor periods). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Information," the Consolidated Financial Statements and Notes thereto and the other information included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

  General

     The Company manufactures land-based drilling and well-servicing rigs and rig component parts for use in the domestic and international markets. The Company's revenues are substantially dependent upon the condition of the oil and gas industry and worldwide levels of exploration, development and production activity, including the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Exploration, development and production activity is largely dependent on the prevailing view of future oil and natural gas prices which have been characterized by significant volatility over the last 20 years. Oil and natural gas prices are influenced by numerous factors affecting the supply of and demand for oil and gas, including the level of drilling activity, worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, political requirements of national governments, coordination by OPEC and the cost of producing oil and gas. Demand for the Company's products in certain emerging market countries may depend somewhat less on the prevailing view of future oil and natural gas prices as such countries may generally place greater emphasis on their need for internal development, energy self-sufficiency or hard currency earnings.

     The Company has achieved significant growth in recent years, taking advantage of the favorable industry climate. The Company's revenues were $36.7 million, $52.5 million, $75.7 million and $185.4 million, respectively, in the fiscal year ended March 31, 1995 (which included the results of operations of the Company's predecessor from April 1, 1994 through September 19, 1994), for the year ended March 31, 1996, for the twelve month period ended December 31, 1996 and for the year ended December 31, 1997. Operating income for the same periods was $2.0 million, $7.6 million, $11.8 million and $22.6 million, respectively. As discussed below, the Company Acquisition (as defined below) was recorded using the purchase method of accounting, making operating income for the fiscal year ended March 31, 1995 not comparable to operating income for later periods.

     An important component of the Company's growth strategy has been, and will continue to be, to evaluate and, where feasible, make strategic acquisitions that (i) strengthen the Company's market share for existing products, (ii) diversify the Company's product lines in key business segments or (iii) increase the Company's geographic diversity. In furtherance of these strategies, the Company recently acquired the businesses and operations of Bowen and Cardwell and has agreed to a combination with Hitec. See "-- Acquisitions and Capital Expenditures" and "Hitec Transaction."

     The Hitec Transaction will, in management's judgment, bring to the Company an important line of products used for the offshore exploration and production of oil and gas, as well as significant related engineering and product development capability. This will complement the Company's existing product lines, which are used principally for land-based drilling and well-servicing applications. In addition, management believes that having the ability to serve the offshore market as well as its traditional onshore customers with higher technology products and services will give the Company an increased ability to withstand a moderation of or reduction in the worldwide levels of exploration, development and production activity.

  Foreign Exchange Transactions

     Sales denominated in currencies other than U.S. dollars are made only by the Bowen Tools Division. The Company attempts to limit its exposure to foreign currency fluctuations by limiting the amount of sales denominated in currencies other than U.S. dollars and by, with the exception of the Company's Canadian subsidiary, maintaining its cash and cash equivalents in U.S. dollar denominated accounts and investments (except to the extent needed for local operating expenses). For the years ended December 31, 1996 and 1997, Bowen's Canadian sales (expressed in U.S. dollars) were $4.2 million and $4.4 million, respectively, and all other non-U.S. dollar denominated sales (expressed in U.S. dollars) were $9.1 million and $7.4 million, respectively. The Company has not engaged in and does not currently intend to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations among foreign currencies.

  Negative Goodwill

     On September 20, 1994, all of the outstanding stock of the Company was acquired by an affiliate of the Selling Stockholders for $5.0 million in cash (the "Company Acquisition"). The Company Acquisition was recorded using the purchase method of accounting and the purchase price allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Company Acquisition. The excess of the fair value of net assets acquired over the consideration paid was applied against nonmonetary assets (property, plant and equipment), reducing the balances of these assets at the date of the Company Acquisition to zero, and the remaining excess of the fair value of net assets acquired over consideration paid was recorded as negative goodwill. The purchase price has been allocated to the assets acquired and liabilities assumed based up on their fair values at the date of the acquisition. Negative goodwill of $26.8 million is being amortized using the straight-line method over five years ending September 19, 1999. The comparability of the results of operations between the years ended March 31, 1995 (which included the results of operations of the Company's predecessor from April 1, 1994 to September 19, 1994) and March 31, 1996 is affected by, in addition to the amortization of negative goodwill (which reduces the post-Company Acquisition cost of sales), the exclusion of depreciation expense related to fixed assets written down to zero on the Company Acquisition date, both of which have a positive effect on earnings. See Note 1 to the Consolidated Financial Statements. Amortization of negative goodwill decreased cost of goods sold by $5.4 million in each of the year ended December 31, 1997, the twelve month period ended December 31, 1996 and the year ended March 31, 1996 and $2.7 million for the period from September 20, 1994 through March 31, 1995.

RESULTS OF OPERATIONS

     In June 1997 the Company changed its fiscal year from a March 31 year-end to a December 31 year-end, effective with the period ended December 31, 1996, in order to harmonize the fiscal years of IRI, Cardwell and Bowen. The following discussion of the results of operations of the Company's business units does not reflect allocation of corporate overhead expense, unallocated administrative expense or amortization of goodwill and negative goodwill. See Note 1 to the Company's Financial Statements for a presentation of segment information.

     Sales of new rigs manufactured by the Company can produce large fluctuations in revenues depending on the size and the timing of the construction of orders. Individual orders of rig packages range from $1 million to $25 million and cycle times for the design, engineering and manufacturing or rig packages range from six to nine months. These fluctuations may affect the Company's quarterly revenues and operating income.

     The lack of material tax provisions for the historical periods discussed below results primarily from (i) the amortization of negative goodwill which does not give rise to taxable income and (ii) the availability of net operating loss carry forwards. As discussed above, negative goodwill is being amortized over five years ending September 19, 1999. See "-- Negative Goodwill." See Note 9 to the Company's Consolidated Financial Statements for a discussion of the Company's net operating loss carry forwards.

  Results of Segment Operations

     The following discussion of the results of operations of the Company's oilfield equipment, downhole tools and specialty steel segments does not reflect the allocation of corporate and unallocated administrative expenses, amortization of negative goodwill and amortization of goodwill on an individual segment basis. Certain information that reconciles the discussion of the results of operations of the individual segments to the Company's Consolidated Financial Statements is as follows:

                                                       THE COMPANY                                PREDECESSOR
                                   ---------------------------------------------------   -----------------------------
                                                                                          PERIOD FROM
                                     TWELVE MONTHS         NINE MONTHS                   SEPTEMBER 20,    PERIOD FROM
                                         ENDED                ENDED                          1994        APRIL 1, 1994
                                      DECEMBER 31,        DECEMBER 31,      YEAR ENDED      THROUGH         THROUGH
                                   ------------------   -----------------   MARCH 31,      MARCH 31,     SEPTEMBER 19,
                                     1997      1996      1996      1995        1996          1995            1994
                                   --------   -------   -------   -------   ----------   -------------   -------------
Revenues
  Oilfield equipment.............  $106,529   $61,537   $52,029   $30,668    $40,176        $14,399         $12,545
  Downhole tools.................    67,166        --        --        --         --             --              --
  Specialty steel................    13,501    14,126    10,269     8,473     12,330          5,807           3,928
  Eliminations...................    (1,830)       --        --        --         --             --              --
                                   --------   -------   -------   -------    -------        -------         -------
    Total........................  $185,366   $75,663   $62,298   $39,141    $52,506        $20,206         $16,473
                                   ========   =======   =======   =======    =======        =======         =======
Segment operating income (loss)
  Oilfield equipment.............  $ 15,617   $ 9,889   $ 7,399   $ 1,607    $ 4,141        $ 1,269         $  (671)
  Downhole tools.................    11,869        --        --        --         --             --              --
  Specialty steel................     4,503     3,528     2,879     2,003      2,608          1,240             232
                                   --------   -------   -------   -------    -------        -------         -------
    Total........................    31,989    13,417    10,278     3,610      6,749          2,509            (439)
  Corporate overhead and
    unallocated administrative
    expenses.....................   (13,862)   (6,961)   (5,194)   (2,710)    (4,477)        (1,350)         (1,406)
  Amortization of negative
    goodwill.....................     5,370     5,367     4,026     4,026      5,367          2,684              --
  Amortization of goodwill.......      (878)       --        --        --         --             --              --
                                   --------   -------   -------   -------    -------        -------         -------
  Operating income (loss)........  $ 22,619   $11,823   $ 9,110   $ 4,926    $ 7,639        $ 3,843         $(1,845)
                                   ========   =======   =======   =======    =======        =======         =======

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996

  Oilfield Equipment

     Revenues and operating income for the oilfield equipment unit were $106.5 million and $15.6 million, respectively, for the twelve months ended December 31, 1997, as compared to $61.5 million and $9.9 million, respectively, for the twelve months ended December 31, 1996. For the twelve months ended December 31, 1997, revenues and operating income reflect contributions thereto by Cardwell of $30.0 million and $4.5 million. The increase in revenues resulted from the Cardwell Acquisition and increased sales of rig packages by the IRI Division. Increased operating income resulted from the IRI Division's increased sales in the period. Gross margin for the twelve months ended December 31, 1997 was 18.4%, as compared to 22.1% for the twelve month period ended December 31, 1996. This decrease resulted principally from the inclusion of Cardwell's operations (gross margin of 14.9%) in the results for the twelve months ended December 31, 1997. Cardwell's comparatively lower gross margin resulted from lower margin rig manufacturing contracts entered into prior to the date of the Cardwell Acquisition, the pricing terms of which reflected Cardwell's lower fixed overhead cost structure. The Company has implemented a uniform pricing policy that the Company believes will result in higher overall gross margins.

  Downhole Tools

     The Company acquired the Bowen Tools Division on March 31, 1997 and prior to such date the Company had no downhole tools unit. Revenues and operating income for the Bowen Tools Division were $67.2 million and $11.9 million, respectively, for the nine months ended December 31, 1997, as compared to $52.3 million and $5.7 million, respectively, for the nine months ended December 31, 1996. Increased revenues and operating income at the Bowen Tools Division were primarily attributable to increased drilling activity in the U.S. Gross margin for the nine months ended December 31, 1997 was 26.5%, as compared to

24.0% for the nine months period ended December 31, 1996. The increase in gross margin was primarily due to improved pricing, increased volume and more efficient capacity utilization.

  Specialty Steel

     Revenues and operating income for the specialty steel unit were $13.5 million and $4.5 million, respectively, for the twelve months ended December 31, 1997, as compared to $14.1 million and $3.5 million, respectively, for the twelve months ended December 31, 1996. The decrease in revenues was primarily the result of reduced demand from a major customer. Gross margin for the twelve months ended December 31, 1997 was 33.4%, as compared to 26.2% for the twelve months ended December 31, 1996. The increase in gross margin was primarily due to improved pricing and more efficient capacity utilization.

  Corporate Administrative and Interest Expenses

     Corporate administrative expenses were $13.9 million for the twelve months ended December 31, 1997, as compared to $7.0 million for the twelve months ended December 31, 1996. The increase was due primarily to the inclusion of Bowen and Cardwell's administrative expenses of $3.2 million and $1.2 million, respectively, for the 1997 period.

     Interest expense increased from $0.6 million for the twelve months ended December 31, 1996 to $8.8 million for the twelve months ended December 31, 1997. The increase in interest expense is a result of (i) borrowings on March 31, 1997 under a $65.0 million five-year term loan (the "Term Loan") provided to the Company by certain financial institutions, as lenders, Credit Lyonnais New York Branch, as a lender and as administrative agent, and Lehman Commercial Paper Inc., as a lender and as advisor, manager and syndication agent (collectively, the "Lenders"), and the issuance of $31.0 million aggregate principal amount of Senior Subordinated Increasing Rate Notes (the "Senior Notes") on such date to fund the Acquisitions and (ii) borrowings under a $25.0 million three-year revolving credit facility between the Company and the Lenders with a $20 million sublimit for the issuance of letters of credit (the "Revolving Credit Facility") during the period to fund working capital requirements of Cardwell.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

  Oilfield Equipment

     Revenues and operating income for the oilfield equipment unit were $52.0 million and $7.4 million, respectively, for the nine month period ended December 31, 1996, as compared to $30.7 million and $1.6 million, respectively, for the nine month period ended December 31, 1995. The increases in revenues and operating income were primarily attributable to an increase in sales of the Company's oilfield equipment products to exploration and production companies and contract drillers. The elevated levels of sales of the Company's products reflected the increased oil and gas exploration and production activity worldwide. Gross margin for the nine month period ended December 31, 1996 was 19.7% compared to 13.7% for the nine month period ended December 31, 1995, as a result of price increases, greater fixed overhead absorption and more efficient capacity utilization due to increased manufacturing volume.

  Specialty Steel

     Revenues and operating income for the specialty steel unit were $10.3 million and $2.9 million respectively, for the nine month period ended December 31, 1996, as compared to $8.5 million and $2.0 million, respectively, for the nine month period ended December 31, 1995. The increases in revenues and operating income were primarily the result of increased sales to steel service centers and a major customer. Gross margin for the nine month period ended December 31, 1996 was 29.9%, as compared to 24.8% for the nine month period ended December 31, 1995, as a result of more efficient capacity utilization.

  Corporate Administrative and Interest Expenses

     Corporate administrative expenses were $5.2 million, representing 8.3% of revenues, for the nine month period ended December 31, 1996 and $2.7 million, representing 6.9% of revenues, for the nine month period ended December 31, 1995. The higher levels of expense were a consequence of establishing a corporate headquarters in Houston, Texas, and expanding the Company's management team and related support personnel.

     Interest expense was $0.6 million for the nine month period ended December 31, 1996, compared to $0.2 million of interest income for the nine month period ended December 31, 1995, due to borrowings by the Company under a former credit facility established in April 1996. The funds borrowed were used by the Company to fund increased working capital needs necessitated by the increases in the orders for its oilfield equipment products during the nine month period ended December 31, 1996.

YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

     The Company Acquisition was recorded using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. See Note 1 to the Consolidated Financial Statements.

  Oilfield Equipment

     Revenues and operating income for the oilfield equipment unit were $40.2 and $4.1 million, respectively, in the fiscal year ended March 31, 1996, compared to $27.0 million and $0.6 million, respectively, in the fiscal year ended March 31, 1995 (which included the results of operations of the Company's predecessor from April 1, 1994 to September 19, 1994). This increase was due primarily to an increase in sales of the Company's oilfield equipment products to exploration and production companies and contract drillers, resulting from the increase in oil and gas production activities worldwide and management's focus on expanding the Company's international marketing activities and sales and reductions in overhead and labor costs subsequent to September 19, 1994.

  Specialty Steel

     Revenues and operating income for the specialty steel unit were $12.3 million and $2.6 million, respectively, in the fiscal year ended March 31, 1996, compared to $9.7 million and $1.5 million, respectively, in the fiscal year ended March 31, 1995 (which included the results of operations of the Company's predecessor from April 1, 1994 to September 19, 1995). This increase was primarily due to increased sales to a major customer as well as increased military and commercial sales and reductions in overhead and labor costs subsequent to September 19, 1994.

ACCOUNTING POLICIES

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. This Statement is effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of this Statement will not have a material effect on its financial statements.

     In June, 1997, the FASB issued SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company believes that the adoption of this Statement will not have a material effect on its financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits. It does not address measurement or recognition. This Statement is effective for fiscal years beginning after December 15, 1997. The Company has not determined the effect of adoption of this Statement on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash, cash equivalents and marketable securities of $57.7 million, compared to $8.6 million at December 31, 1996. At December 31, 1997, the Company's working capital was $161.9 million, compared to $38.7 million at December 31, 1996. The increased working capital at December 31, 1997 was attributable to the net proceeds from the Offering not used to repay indebtedness of the Company and the addition of Bowen and Cardwell's working capital. At December 31, 1997, the Company had no long-term debt outstanding.

     On March 31, 1997, the Company established the Term Loan and the Revolving Credit Facility and issued the Senior Notes (collectively, the "Credit Facilities") and borrowed approximately $98 million thereunder, primarily to fund the Acquisitions. The Credit Facilities replaced a $15 million revolving credit facility established in April 1996. On November 19, 1997, with net proceeds from the Offering the Company fully redeemed the Senior Notes, repaid in full the outstanding balance of the Term Loan and reduced the outstanding balance of the Revolving Credit Facility to zero. See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters." The extinguishment of debt resulted in an extraordinary charge to income of $1.5 million consisting of unamortized debt issuance costs of $2.3 million and related tax benefits of $0.8 million. As a result of the repayment of all amounts outstanding under the Revolving Credit Facility with a portion of the net proceeds of the Offering, the Company may make additional borrowings under the Revolving Credit Facility only up to a maximum aggregate amount of approximately $9.7 million less the amount of letters of credit outstanding. At December 31, 1997, letters of credit issued under the Revolving Credit Facility totaled $6.1 million (leaving approximately $3.6 million available for borrowing under the Revolving Credit Facility at such date).

     Management believes that current working capital in conjunction with borrowings under the Revolving Credit Facility and credit facilities that may be arranged in the future will be sufficient to meet the Company's short-term (i.e., less than one year) and long-term liquidity needs. Though there can be no assurance in this regard, management believes that any credit facilities arranged in the near future would be on commercially reasonable terms.

  The Revolving Credit Facility

     The Revolving Credit Facility matures on March 31, 2000. The Company's obligations under the Revolving Credit Facility are secured by first priority security interests in substantially all of the assets of the Company, including all personal property and material real property, the pledge by the Company of all of the outstanding capital stock of Cardwell and the pledge by the Company or Cardwell, as the case may be, of 66% of the outstanding capital stock of each of the Company's direct and indirect foreign subsidiaries. Such obligations are also guaranteed by Cardwell. The Revolving Credit Facility contains certain representations and warranties, covenants and events of default customary for facilities of this type.

YEAR 2000

     The Company has established a task force that is currently working to ascertain and resolve the potential problems associated with the year 2000 and the processing of date sensitive information by the Company's computer and other systems. Based on preliminary information, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the year 2000 issues, and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

ACQUISITIONS AND CAPITAL EXPENDITURES

     On March 31, 1997, the Company acquired substantially all of the assets and business of Bowen from Air Liquide for a purchase price of approximately $75.1 million, and established its Bowen Tools Division. On April 17, 1997, the Company acquired all of the outstanding capital stock of Cardwell, a privately owned company, as well as certain assets held by affiliates of Cardwell, for approximately $12.0 million in cash and partial payment ($3.0 million) of a note payable to one of Cardwell's bank lenders. In addition, the Company incurred approximately $2.4 million ($1.8 million for Bowen and $0.6 million for Cardwell) of transaction costs in connection with the Acquisitions. The Acquisitions were financed with the proceeds of the Credit Facilities.

     The Acquisitions have been recorded using the purchase method of accounting, and the results of operations of the acquired companies are included in the statement of operations of the Company from the date of the respective closings.

     In addition to funds used to finance the Acquisitions, capital expenditures by the Company, Bowen and Cardwell during the year ended December 31, 1997 (including the period pre-Acquisition) totaled $10.6 million. During the twelve month period ended December 31, 1996, capital expenditures by the Company, Bowen and Cardwell were $8.2 million and included those relating to information technology hardware and software, the re-opening of the Company's Beaumont, Texas plant, which had been closed since 1985, and the purchase of machinery and equipment at its Pampa, Texas facility.

     For the year ended December 31, 1997, the Company used cash flow in operations of $20.8 million primarily to increase inventory levels to support increases in sales. The Company believes that cash generated from operations and amounts available under the Revolving Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

     For 1998, the Company has budgeted capital expenditures of $23.5 million, including $11.2 million for the purchase of machinery and equipment and $12.3 million for equipment and tools manufactured at the Bowen Tools Division for use in its rental operations. Capital expenditures are expected to be funded with available cash, cash flow from operations and borrowings under the Revolving Credit Facility.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic and competitive factors outside of the control of the Company. These factors more specifically include: dependence on the oil and gas industry, competition from various entities, the impact of government regulations, the instability of certain foreign economies, currency fluctuations, risks of expropriation and changes in law affecting international trade and investment. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate" "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

INFLATION

     Inflation has not had a material impact on the Company's operating and occupancy costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................    19
Consolidated Balance Sheet -- December 31, 1997 and 1996....    20
Consolidated Statement of Operations -- Year ended December
  31, 1997, nine months ended December 31, 1996 and year
  ended March 31, 1996......................................    21
Consolidated Statement of Cash Flows -- Year ended December
  31, 1997, nine months ended December 31, 1996 and year
  ended March 31, 1996......................................    22
Consolidated Statement of Shareholders' Equity -- Year ended
  December 31, 1997, nine months ended December 31, 1996 and
  year ended March 31, 1996.................................    23
Notes to Consolidated Financial Statements..................    24

     All schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
IRI International Corporation:

     We have audited the consolidated financial statements of IRI International Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRI International Corporation as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996, and the year ended March 31, 1996 in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Houston, Texas
February 27, 1998

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                                -------------------
                                                                  1997       1996
                                                                --------    -------
Current assets:
  Cash and cash equivalents.................................    $ 49,473    $ 8,635
  Marketable securities, at fair value (cost of $7,448).....       8,218         --
  Accounts receivable, less allowance for doubtful accounts
     of $455 at December 31, 1997 and $36 at December 31,
     1996...................................................      33,130      8,036
  Inventories...............................................     100,901     37,995
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       8,853         23
  Other current assets......................................       1,444        957
                                                                --------    -------
          Total current assets..............................     202,019     55,646
Property, plant and equipment, net..........................      43,219      2,398
Other assets................................................       5,836        627
                                                                --------    -------
                                                                $251,074    $58,671
                                                                ========    =======
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................    $     38    $ 3,157
  Accounts payable..........................................      19,453      6,790
  Accrued liabilities.......................................       8,344      3,530
  Customer advances.........................................       7,546      2,607
  Other liabilities.........................................       4,527        760
  Current installments of obligation under capital lease....         221        144
                                                                --------    -------
          Total current liabilities.........................      40,129     16,988
Negative goodwill, less accumulated amortization............       9,393     14,760
Obligation under capital lease, less current installments...         586        522
Accrued postretirement benefits other than pensions.........       1,481      1,498
Pension liability...........................................         939         --
Other long term liabilities.................................         140         --
                                                                --------    -------
          Total liabilities.................................      52,668     33,768
                                                                --------    -------
Shareholders' Equity
  Preferred stock, $1.00 par value, 25,000,000 shares
  authorized, none issued...................................          --         --
  Common stock, $0.1 par value, 100,000,000 shares
     authorized, 39,900,000, and 30,000,000 shares issued
     and outstanding in 1997 and 1996, respectively.........         399        300
  Additional paid-in capital................................     168,538      4,700
  Retained earnings.........................................      30,926     19,903
  Minimum pension liability adjustment......................      (1,457)        --
                                                                --------    -------
          Total shareholders' equity........................     198,406     24,903
Commitments and contingencies
                                                                $251,074    $58,671
                                                                ========    =======

          See accompanying notes to consolidated financial statements

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         NINE MONTHS
                                                          YEAR ENDED        ENDED        YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1997            1996           1996
                                                         ------------    ------------    ----------
Revenues.............................................      $185,366        $62,298        $52,506
Cost of goods sold...................................       139,204         44,968         36,877
                                                           --------        -------        -------
  Gross profit.......................................        46,162         17,330         15,629
Selling and administrative expense...................        23,543          8,220          7,990
                                                           --------        -------        -------
  Operating income...................................        22,619          9,110          7,639
                                                           --------        -------        -------
Other income (expense):
  Interest income....................................           746             90            371
  Interest expense...................................        (8,762)          (615)           (47)
  Other, net.........................................           718           (110)            --
                                                           --------        -------        -------
                                                             (7,298)          (635)           324
                                                           --------        -------        -------
     Income before income taxes and extraordinary
       item..........................................        15,321          8,475          7,963
Income taxes.........................................         2,786             98             --
                                                           --------        -------        -------
     Income before extraordinary item................        12,535          8,377          7,963
Extraordinary item -- extinguishment of debt (net of
  tax benefit of $841)...............................        (1,512)             0              0
                                                           --------        -------        -------
     Net income......................................      $ 11,023        $ 8,377        $ 7,963
                                                           ========        =======        =======
Income per common share:
  Income before extraordinary item...................      $   0.40        $  0.28        $  0.27
  Extraordinary item.................................         (0.05)            --             --
                                                           --------        -------        -------
Net income per common share..........................      $   0.35        $  0.28        $  0.27
                                                           ========        =======        =======
Weighted average shares outstanding..................        31,275         30,000         30,000
                                                           ========        =======        =======

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         NINE MONTHS
                                                          YEAR ENDED        ENDED        YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1997            1996           1996
                                                         ------------    ------------    ----------
Cash flows from operating activities:
  Net income.........................................     $  11,023        $ 8,377        $ 7,963
  Adjustments to reconcile net income to net cash
     provided by operations:
     Extraordinary charge............................         1,512             --             --
     Depreciation and amortization...................         5,751             98             64
     Amortization of negative goodwill...............        (5,367)        (4,026)        (5,367)
     Change in employee benefit accounts.............           129            (53)          (249)
     Gain on sale of assets..........................          (372)            --             --
  Changes in assets and liabilities, net of effects
     of acquisitions:
     Marketable securities...........................        (8,218)            --             --
     Accounts receivable.............................       (14,772)        (2,594)            72
     Inventories.....................................       (21,058)        (6,840)        (2,043)
     Other current assets............................        (6,918)          (125)          (201)
     Other non current assets........................          (113)            --             --
     Accounts payable and accrued liabilities........        17,682          2,728          3,580
     Customer advances and other liabilities.........           593          1,264            360
                                                          ---------        -------        -------
          Net cash provided by (used in)
            operations...............................       (20,128)        (1,171)         4,179
                                                          ---------        -------        -------
Cash flows from investing activities:
  Capital expenditures...............................        (5,755)          (911)          (717)
  Acquisition of Bowen net assets, net of cash
     acquired........................................       (77,693)            --             --
  Acquisition of Cardwell net assets, net of cash
     acquired........................................       (12,574)            --             --
                                                          ---------        -------        -------
          Net cash flows used in investing
            activities...............................       (96,022)          (911)          (717)
                                                          ---------        -------        -------
Cash flows from financing activities:
  Payments on capital lease obligation...............          (312)          (144)            --
  Proceeds from notes payable........................       113,482          3,157             --
  Debt issuance costs................................        (3,971)            --
  Payments on notes payable..........................      (116,671)            --             --
  Issuance of common stock...........................       163,937             --             --
  Proceeds from sale of assets.......................           523             --             --
                                                          ---------        -------        -------
          Net cash flows provided by financing
            activities...............................       156,988          3,013             --
                                                          ---------        -------        -------
Increase in cash and cash equivalents................        40,838            931          3,462
Cash and cash equivalents at beginning of year.......         8,635          7,704          4,242
                                                          ---------        -------        -------
Cash and cash equivalents at end of year.............     $  49,473        $ 8,635        $ 7,704
                                                          =========        =======        =======
Supplemental cash flow information:
  Interest paid......................................     $   8,762        $   303        $    47
                                                          =========        =======        =======
  Income taxes paid..................................     $     158        $    --        $   263
                                                          =========        =======        =======

          See accompanying notes to consolidated financial statements

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             MINIMUM
                                                    ADDITIONAL               PENSION         TOTAL
                                           COMMON    PAID-IN     RETAINED   LIABILITY    SHAREHOLDERS'
                                           STOCK     CAPITAL     EARNINGS   ADJUSTMENT      EQUITY
                                           ------   ----------   --------   ----------   -------------
Balances at April 1, 1995................   $300     $  4,700    $ 3,563     $    --       $  8,563
  Net income.............................     --           --      7,963          --          7,963
                                            ----     --------    -------     -------       --------
Balances at March 31, 1996...............    300        4,700     11,526          --         16,526
  Net income.............................     --           --      8,377          --          8,377
                                            ----     --------    -------     -------       --------
Balances at December 31, 1996............    300        4,700     19,903          --         24,903
  Proceeds from initial public offering,
     net of costs........................     99      163,838         --          --        163,937
  Change in minimum pension liability
     adjustment..........................     --           --         --      (1,457)        (1,457)
  Net income.............................     --           --     11,023          --         11,023
                                            ----     --------    -------     -------       --------
Balances at December 31, 1997............   $399     $168,538    $30,926     ($1,457)      $198,406
                                            ====     ========    =======     =======       ========

          See accompanying notes to consolidated financial statements

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

     IRI International Corporation (IRI or Company), a Delaware corporation, was formed on July 30, 1985, through the combination of Ingersoll-Rand Oilfield Products Company, a wholly-owned subsidiary of Ingersoll-Rand Company, established August 1, 1980, and the Ideco Division of Dresser Industries, Inc. On November 19, 1997, the Company sold 9.9 million shares of its common stock through an initial public offering (IPO). Net proceeds totaled approximately $163.9 million and were used partially to repay debt incurred in connection with the acquisitions (see Notes 3 and 6). Remaining proceeds are invested primarily in interest bearing deposit accounts and marketable equity securities.

     The Company manufactures and sells a full line of oil and gas mobile well servicing and drilling rigs, deep oil and gas skid-mounted drilling rigs, associated drilling equipment (Oilfield Equipment), and specialty steel products (Specialty Steel). Raw materials are readily available and the Company is not dependent upon a single or a few suppliers.

     On September 20, 1994, all of the outstanding common and preferred stock of IRI was acquired by Energy Services International (ESI) for cash of $5 million. The acquisition has been recorded using the purchase method of accounting and the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the fair value of net assets acquired over consideration was applied against nonmonetary assets (property, plant and equipment) reducing the balances at the acquisition date to zero. The remaining excess of the fair value of net assets acquired over consideration paid of $26.8 million was recorded as negative goodwill and is being amortized using the straight-line method over 5 years. Negative goodwill amortization of $5.4 million for the year ended December 31, 1997, $4.0 million for the nine months ended December 31, 1996, and $5.4 million for the year ended March 31, 1996, is included in cost of goods sold in the accompanying statements of operations.

     IRI was subsequently merged into ESI in October 1997. ESI was the surviving corporation and changed its name to IRI International Corporation.

     During 1996, the Company elected to change its fiscal year end from March 31 to December 31.

(2) SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b) Statements of Cash Flows

     Cash equivalents of $49,500,000 and $8,600,000 at December 31, 1997 and 1996, respectively, consisted of interest-bearing cash deposits. For purposes of the statement of cash flows, the Company considers all cash and short-term highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     During the year ended December 31, 1997 and the nine months ended December 31, 1996, the Company entered into capital lease obligations of $309,000 and $810,000, respectively.

  (c) Marketable Securities

     Marketable securities at December 31, 1997 consist of corporate equity securities. The Company classifies its equity securities as trading securities. Trading securities are bought and held principally for the

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES purpose of selling them in the near term and are recorded at fair value. Unrealized holding gains of approximately $770,000 are included in other income for the year ended December 31, 1997.

  (d) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate actual cost on a first-in, first-out basis for all inventories excluding oilfield equipment work-in-process, parts and raw materials, which are recorded at actual cost on a first-in, first-out basis. Work-in-process inventories related to fixed price contracts are stated at the accumulated cost of material, labor and manufacturing overhead, less the estimated costs of units delivered.

  (e) Property, Plant and Equipment

     Depreciation of property, plant and equipment is provided over the estimated service lives of assets principally using the straight-line method. Maintenance, repairs and minor replacements are charged to operations as incurred; major repairs, replacements or improvements are capitalized.

     Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying among of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (f) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (g) Revenue Recognition

     The Company recognizes construction contract revenues for rigs and significant components using the percentage-of-completion method. Under the percentage-of-completion method, revenues and profits are recognized based on the percentage of completion throughout the performance period of the contract. The percentage-of-completion is calculated based on the ratio of contract costs incurred to date to total estimated contract costs after providing for all known or anticipated costs. Costs include material, direct labor and engineering and manufacturing overhead. Selling expenses and general and administrative expenses are charged to operations as incurred. The effect of changes in estimates of contract costs is recorded currently. If estimates of costs to complete contracts indicate a loss, provision is made currently for the total loss anticipated. All remaining revenue is generally recorded when the equipment is shipped.

     Costs and estimated earnings in excess of billing on uncompleted contracts represent revenues earned under the percentage-of-completion method but not yet billable under the terms of the contract. Amounts are billable under contracts generally upon shipment of the products or completion of the contracts. Included in revenues and cost of goods sold for the year ended December 31, 1997 is $34,842,000 and $25,989,000, respectively, related to uncompleted contracts ($8,853,000, net) at December 31, 1997. Included in revenues

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES and cost of goods sold for the nine months ended December 31, 1996 is $764,000 and $741,000, respectively, related to uncompleted contracts ($23,000 net) at December 31, 1996.

  (h) Earnings per Common Share

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" during the fourth quarter of 1997. Under SFAS No. 128, basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years and quarters presented herein, basic and diluted earnings per share are the same. Options outstanding at December 31, 1997 are anti-dilutive as the exercise price is greater than the market price at December 31, 1997.

  (i) Financial Instruments and Credit Risk Concentrations

     The Company invests its excess cash in financial instruments, primarily overnight investments and money market mutual funds. These financial instruments could potentially subject the Company to concentrations of credit risk; however, the Company's management considers the financial stability and creditworthiness of a financial institution before investing the Company's funds. The carrying amounts of the financial instruments in the accompanying financial statements (cash, accounts receivable and payables) approximate fair value because of the short maturities of these instruments. The capital lease obligation bears interest at rates that approximate market rates and, thus the carrying amount approximates estimated fair value.

     A substantial portion of the Company's customers are engaged in the energy industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies or are secured by letters of credit or similar arrangements.

  (j) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) ACQUISITIONS

     On March 31, 1997, the Company acquired certain assets and assumed liabilities of Bowen Tools, Inc. ("Bowen"), a wholly owned subsidiary of the French chemical concern L'Air Liquide, for a total consideration of $75.1 million. On April 17, 1997, the Company also acquired the stock of Cardwell International Ltd. ("Cardwell"), a privately owned company, as well as certain assets held by affiliates of Cardwell for approximately $12 million in cash at closing and partial payment ($3 million) of a note payable to bank. In addition the Company incurred approximately $3.2 million ($2.6 million for Bowen and $.6 million for Cardwell) of transaction costs in connection with the acquisitions. The acquisitions were financed through a $65 million senior secured term loan facility and $31 million of interim senior subordinated increasing rate

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES notes. The notes outstanding under the term loan facility and the senior subordinated increasing rate notes were repaid with the proceeds from the Company's equity offering (see note 1).

     Bowen, headquartered in Houston, Texas, designs, manufactures and markets fishing tools and drilling, power and wireline/pressure control equipment used in the drilling and completion of oil and gas wells. Cardwell, headquartered in El Dorado, Kansas, manufactures and sells drilling rigs, related oilfield equipment and supplies predominantly to foreign countries.

     The acquisitions have been recorded using the purchase method of accounting and results of operations of the acquired companies have been included in the consolidated statement of operations of IRI from the dates of the respective acquisitions. The cost of the Bowen and Cardwell acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Current assets..............................................  $ 57,389
Property, plant and equipment...............................  $ 37,647
Excess of cost over fair value of net tangible assets of
  businesses acquired, net..................................     6,096
Other assets................................................       812
Current liabilities.........................................   (11,677)
                                                              --------
          Total.............................................  $ 90,267
                                                              ========

     The excess of consideration given over the fair value of the net tangible assets acquired of $6,096,000 is being amortized over five years using the straight-line method.

     The following sets forth selected consolidated financial information for the Company on a pro forma basis for the years ended December 31, 1997 and 1996, assuming the Bowen and Cardwell acquisitions had occurred on January 1, 1996 (in thousands, except per share amounts):

                                                                1997        1996
                                                              --------    --------
                                                                  (UNAUDITED)
Revenues....................................................  $207,776    $188,391
                                                              ========    ========
Gross profit................................................  $ 51,244    $ 61,891
                                                              ========    ========
Operating income............................................  $ 23,616    $ 17,588
                                                              ========    ========
Net income..................................................  $  9,300    $  5,738
                                                              ========    ========
Net income per common share.................................  $   0.30    $   0.19
                                                              ========    ========

     Pro forma adjustments primarily relate to additional interest expense resulting from debt to finance the acquisitions, additional depreciation and amortization expense as a result of the purchase price allocations to property, plant and equipment and excess of cost over net tangible assets purchased and the related tax effects of these adjustments.

     The pro forma information is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1996, or that may be achieved in the future.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

(4) INVENTORIES

     A summary of inventories follows (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
Raw materials and supplies.................................    $  8,700        $29,163
Work in process............................................      28,771          7,645
Finished goods.............................................      63,430          1,187
                                                               --------        -------
          Total............................................    $100,901        $37,995
                                                               ========        =======

(5) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):

                                                            DECEMBER 31,     DECEMBER 31,
                                                                1997             1996
                                                            ------------     ------------
Land and land improvements................................    $ 2,869           $   13
Buildings.................................................      7,378              277
Machinery and equipment...................................     36,318            2,276
                                                              -------           ------
                                                               46,565            2,566
Less accumulated depreciation.............................     (3,346)            (168)
                                                              -------           ------
Property, plant and equipment, net........................    $43,219           $2,398
                                                              =======           ======

     Machinery and equipment includes capitalized lease assets of $1,119,000, and $810,000 at December 31, 1997 and 1996, respectively.

(6) NOTES PAYABLE

     In connection with the acquisitions described in note 3, the Company entered into a $65 million senior secured term loan facility due in quarterly installments beginning June 30, 1997 through March 31, 2002 and a $31 million interim senior subordinated increasing rate note due March 31, 1998. Amounts outstanding under these notes were repaid with proceeds from the Company's initial public offering in November 1997. The extinguishment of this debt resulted in an extraordinary charge of $1,512,000 consisting of unamortized financing costs of $2,353,000 and income tax benefit of $841,000.

     The Company has a $9.7 million revolving credit facility which matures on March 31, 2000. Amounts outstanding under the revolving credit facility are secured by substantially all of the assets of the Company and accrue interest at a rate per annum equal to the one, two, three or six month LIBOR plus 2 3/4%. Amounts available under the revolving credit facility ($3,605,000 at December 31, 1997) are limited to the excess of the revolving credit commitment over then outstanding letter of credit obligations. The revolving credit facility agreement contains provisions, among others, that restrict incurrence of indebtedness, guarantees, acquisitions, and distributions to shareholders, and require the Company to meet specified financial maintenance tests.

     During the year ended March 31, 1996, the Company obtained a $15 million revolving credit facility with a bank available through February 1998. Borrowings under the credit facility bear interest at the prime rate (8.25% at December 31, 1996) plus an applicable margin. As of December 31, 1996, there was $21,000 outstanding on the line of credit. The line of credit was canceled on March 31, 1997 in connection with the acquisitions and related financing described in note 3.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     At December 31, 1996 the Company had a $3 million unsecured demand note payable to Towers Financial Services bearing interest at 14% per annum. The note and accrued interest were paid in January 1997.

(7) SHAREHOLDERS' EQUITY

     On October 14, 1997, the Company merged into ESI. ESI was the surviving corporation and changed its name to IRI International Corporation. At the time of the merger, ESI had 100 common shares issued and outstanding, no liabilities and its sole asset was its investment in the Company. As a result of the merger, each share of common stock of ESI was converted into 300,000 shares of the surviving corporation, each treasury share of common stock was canceled and each share of preferred stock of the Company, including accrued and unpaid dividends thereon, was canceled. The authorized capital stock of the Company was increased to 100,000,000 common shares and 25,000,000 preferred shares. The consolidated financial statements, including all references to the number of shares of common and preferred stock and all per share information, have been adjusted to reflect the merger and the other changes in capital structure on a retroactive basis.

(8) STOCK OPTIONS

     In anticipation of the initial public stock offering, the Company granted its Directors and certain of its officers and employees an aggregate of 1,933,000 options to purchase shares of common stock. Directors not employed by the Company received options to purchase an aggregate of 160,000 shares of common stock having an exercise price that will be equal to the initial public offering price. The options granted to Directors not employed by the Company vest as to one-half of the option shares on the effective date of the Offering and as to a further one-quarter of the option shares on the first and second anniversaries of the effective date of the Offering. Certain executive officers and employees received options to purchase an aggregate of 1,773,000 shares of common stock having an exercise price equal to the greater of the initial public offering price and the fair market value of the option shares on the date such options vest. The options granted to certain executive officers and employees generally vest as to one-third of the option shares upon the effective date of the Offering and as to a further one-third of the option shares on the first and second anniversaries of the effective date of the Offering.

     The Company applies APB Opinion 25 in accounting for its plan. Accordingly, no compensation cost has been recognized for stock options granted to employees. Compensation expense is recorded for options granted to non-employee directors based on the estimated fair value of the options on the date of grant. The compensation cost that has been charged against income for non-employee director options granted was $499,000 for the year ended December 31, 1997. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards to employees under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


Net income
  As reported...............................................  $11,023
                                                              =======
  Pro forma.................................................  $ 7,216
                                                              =======
Basic and diluted earnings per share
  As reported...............................................  $  0.35
                                                              =======
  Pro forma.................................................  $  0.23
                                                              =======

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date granted using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (years).......................................   3.3
Risk-free interest rate.....................................   6.2%
Volatility..................................................  30.0%
Dividend yield..............................................   0.0%

     A summary of the status of the Company's fixed stock option plan as of December 31, 1997 and changes during the year ended is presented below:

                                                                                WEIGHTED
                                                                                AVERAGE
                       FIXED OPTIONS                         SHARES(000)     EXERCISE PRICE
                       -------------                         ------------    --------------
Outstanding at the beginning of the year...................        --            $   --
Granted....................................................     1,933             18.00
Exercised..................................................        --
Forfeited..................................................        (2)            18.00
                                                                -----            ------
Outstanding at end of the year.............................     1,931            $18.00
                                                                =====            ======
Options exercisable at the year end........................       630            $18.00
                                                                =====            ======
Weighted average fair value of options granted during the
  year.....................................................                      $ 5.33
                                                                                 ======

     Weighted average remaining contractual life of stock options at December 31, 1997 was 9.9 years.

(9) INCOME TAXES

     Current income tax expense attributable to income before extraordinary item consists of the following:

                                                                 NINE MONTHS
                                                  YEAR ENDED        ENDED        YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                     1997            1996           1996
                                                 ------------    ------------    ----------
U.S. Federal...................................     $1,965           $98            $--
State..........................................        312            --             --
Foreign........................................        509            --             --
                                                    ------           ---            ---
                                                    $2,786           $98            $--
                                                    ======           ===            ===

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Income tax expense differs from the amount computed by applying the statutory rate of 35 percent at December 31, 1997 (34% at December 31, 1996 and March 31, 1996) to income before income taxes as follows (in thousands):

                                                                 NINE MONTHS
                                                  YEAR ENDED        ENDED        YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                                     1997            1996           1996
                                                 ------------    ------------    -----------
Computed "expected" tax expense................    $ 5,362         $ 2,882         $ 2,707
Change in the valuation allowance..............     (1,291)         (1,504)         (1,046)
Amortization of negative goodwill..............     (1,879)         (1,369)         (1,825)
Amortization of goodwill.......................        308              --              --
State income taxes, net of federal benefit.....        203              --              --
Other..........................................         83              89             164
                                                   -------         -------         -------
                                                   $ 2,786         $    98         $    --
                                                   =======         =======         =======

     The tax effects of temporary differences that give rise to significant portions of the deferred federal income tax assets and liabilities as of December 31, 1997 and December 31, 1996, are as follows (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
Deferred income tax assets:
  Basis in inventories.....................................     $4,744          $1,692
  Basis in and depreciation of property, plant and
     equipment.............................................         --             277
  Employee benefits........................................        823             509
  Net operating loss carryforwards.........................      1,224           1,800
  Alternative minimum tax credit carryover.................        565             256
  Other, principally accrued liabilities...................        909             280
                                                                ------          ------
          Total gross deferred income tax assets...........      8,265           5,882
  Less valuation allowance.................................      4,378           5,669
                                                                ------          ------
          Net deferred income tax assets...................      3,887             213
                                                                ------          ------
Deferred income tax liabilities:
  Costs and estimated earnings in access of billings on
     uncompleted contracts.................................      3,010              --
  Unrealized gain on marketable equity securities..........        262              --
  Basis in and depreciation of property, plant and
     equipment.............................................        615              --
  Prepaid pension cost.....................................         --             213
                                                                ------          ------
          Total gross deferred income tax liabilities......      3,887             213
                                                                ------          ------
          Net deferred income tax liability................     $   --          $   --
                                                                ======          ======

     Because of the uncertainty of generating future taxable income, the Company has provided a valuation allowance for deferred tax assets of $4,378,000 and $5,669,000 at December 31, 1997 and December 31, 1996, respectively. The valuation allowance decreased $1,291,000 during the year ended December 31, 1997 and $1,504,000 during the nine months ended December 31, 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Manage-

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES ment considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     Under the Internal Revenue Code of 1986, in general, a change of more than 50% in the composition of a company's equity owners during any three years results in a limitation on such company's ability to utilize its loss carryforwards in subsequent years. The Company has undergone such an ownership change as a result of the sale described in note 1; accordingly, the amount of the Company's preacquisition net operating loss carryforwards that may be utilized per year is limited to approximately $300,000 (aggregate $3,600,000 available at December 31, 1997) expiring from 2003 through 2009. To the extent such carryforwards are not utilized in a year, they may be utilized in subsequent years.

(10) LEASES

     At December 31, 1997, minimum future annual payments required under a capital lease together with the present value of the net minimum lease payments and noncancelable operating leases, primarily for repair facilities and offices and office equipment, were as follows (in thousands):

                                                              OPERATING    CAPITAL
                                                               LEASES      LEASES
                                                              ---------    -------
1998........................................................   $1,657       $314
1999........................................................    1,542        314
2000........................................................    1,310        313
2001........................................................    1,042         --
2002........................................................      982         --
                                                               ------       ----
          Total minimum lease payments......................   $6,533        941
                                                               ======
Less amount representing interest...........................                (134)
                                                                            ----
Present value of minimum lease payments.....................                $807
                                                                            ====

     Total rental expense was $2,142,000 for the year ended December 31, 1997, $860,000 for the nine months ended December 31, 1996, and $546,000 for the year ended March 31, 1996.

(11) PENSION PLAN

     The Company has a noncontributory defined benefit pension plan, which covers substantially all employees. Employees with 10 or more years of service are entitled to pension benefits beginning at normal retirement age (65) based on years of service and the employees' compensation for the 60 consecutive month period in which his compensation is the highest. The plan incorporates provisions for early retirement, the privilege to elect a life annuity, surviving spouse benefits, and disability benefits.

     Employees of the Company who were employees of Ingersoll-Rand Oilfield Products Company or the Ideco Division of Dresser Industries, Inc., immediately prior to becoming employees of IRI, are entitled to uninterrupted service tenure for purposes of retirement benefit calculations. Benefits payable under the IRI retirement plan are offset by benefits payable under the retirement plans of Dresser and Ingersoll-Rand Oilfield Products Company.

     The Company uses the accrued benefit cost method to compute the annual contributions to the plan, with minimum and maximum contributions determined on a cumulative basis and the Company having the flexibility to choose which contribution to make and which can vary from one period to the next.

     The accrued benefit cost includes a normal cost which is computed as the present value of the pro rata portion for the benefit accrual during the year being valued and a past service cost which is the present value of

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES that portion of the projected benefit which has been accrued up to the valuation date. The unfunded past-service cost may be liquidated over a period of between 10 and 30 years.

     The funded status and the amounts recognized in the balance sheets as of December 31, 1997 and December 31, 1996, the date of the latest actuarial valuation, are as follows (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
Actuarial present value of benefit obligations:
  Vested.................................................      $(7,948)        $(7,231)
  Nonvested..............................................         (113)            (58)
                                                               -------         -------
Accumulated benefit obligation...........................      $(8,061)        $(7,289)
                                                               =======         =======
Projected benefit obligation for service rendered to
  date...................................................      $(8,061)        $(7,289)
Plan assets at fair value................................        7,122           7,321
                                                               -------         -------
Projected benefit obligation less than (greater than)
  plan assets............................................         (939)             32
Unrecognized net gain from past experience different from
  that assumed and effects of changes in assumptions.....        1,457             595
                                                               -------         -------
Adjustment required to recognize minimum liability.......       (1,457)             --
                                                               -------         -------
Prepaid (accrued) pension cost...........................      $  (939)        $   627
                                                               =======         =======

     The Plan assets consist primarily of interest bearing demand deposit accounts at December 31, 1997 and time-share real estate notes and fixed income time deposits at December 31, 1996.

     The provisions of SFAS No. 87, "Employers' Accounting for Pensions", require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance of $1,457,000 is reported as a separate reduction of shareholders' equity at December 31, 1997.

     Net pension cost includes the following components (in thousands):

                                                                 NINE MONTHS
                                                  YEAR ENDED        ENDED        YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                     1997            1996           1996
                                                 ------------    ------------    ----------
Service cost.................................       $ 108           $  81           $108
Interest cost................................         571             419            556
Actual return on plan assets.................        (499)           (270)          (565)
Net amortization and deferral................         (71)           (157)           154
                                                    -----           -----           ----
          Total pension expense (income).....       $ 109           $  73           $253
                                                    =====           =====           ====

     As of September 1, 1995, the pension plan was frozen insofar as future accrual of pension benefits. Because the plan amendment to freeze the plan was planned in conjunction with the ESI acquisition discussed in note 1, the resulting curtailment gain was taken into consideration in remeasuring the Company's projected benefit obligation and the date of the acquisition.

     The development of the actuarial present value of the projected benefit obligation at December 31, 1997 and December 31, 1996 was based upon a weighted average discount rate of 7.30% and 7.90%, respectively, and an expected long-term rate of return on assets of 8.0%.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The Pension Guaranty Corporation provides protection to plan participants by assuring employees that the fixed commitment of the Company for funding vested accrued benefits of the plan will be paid up to specified maximum amounts should the Company be unable to fund the fixed commitment.

     The plan is administered by the Pension Committee which is appointed by IRI's Board of Directors.

     The Company also has a defined contribution plan which covers most of its employees. The plan provides mandatory contributions from the Company to eligible employees in the plan equal to 7 1/2% of their annual pay. Plan participants become fully vested in contributions made by the Company following three years of credited service. The Company recognized expense associated with the plan of approximately $1,076,000, $665,000, and $418,000 for the year ended December 31, 1997, the nine-months ended December 31, 1996 and the year ended March 31, 1996, respectively.

(12) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     In addition to the Company's defined benefit pension plan, the Company sponsors a defined benefit health care plan that provides postretirement medical benefits to retirees or full-time employees who retire after attaining age 55 with at least 10 years of service as of September 1, 1996. Current retirees receive benefits for life while full time employees (future retirees) only receive benefits until age 65. The plan is a contributory, with retirees contributing 20% of the health care costs. The Company's contribution is capped at a 5% annual increase in health care costs, with the remaining increases to be paid by the employee. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

     Summary information on the Company's plan at December 31, 1997 and December 31, 1996 is as follows (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
Accumulated post retirement benefit obligation:
  Active employees eligible to retire......................     $  579          $  594
  Retired participants.....................................      1,262           1,227
Unamortized gain or loss associated with actuarial
  assumption changes and plan amendment....................       (360)           (323)
                                                                ------          ------
  Accrued postretirement benefit costs.....................     $1,481          $1,498
                                                                ======          ======

     Net period postretirement benefit cost includes the following components (in thousands):

                                                                  NINE MONTHS       YEAR
                                                   YEAR ENDED        ENDED          ENDED
                                                  DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                      1997            1996          1996
                                                  ------------    ------------    ---------
Service cost....................................      $ --            $ --          $ 30
Interest cost...................................       144             103           187
Net amortization and deferral...................         7               2            --
                                                      ----            ----          ----
Net periodic postretirement benefit cost
  (income)......................................      $151            $105          $217
                                                      ====            ====          ====

     On August 11, 1995, the plan was amended to terminate all employees from the plan except those eligible to retire on June 30, 1995 and all current retirees. In addition under the amended plan, active employees eligible to retire will, after the age of 65, receive through the retirement plan, 80% of the cost of medical insurance with a 5% cap over a base year premium of calendar 1996. Because it was expected that the plan would be terminated in conjunction with the ESI acquisition discussed in note 1, the effects were considered in measuring the Company's accumulated post retirement benefit obligation as of the acquisition date.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The discount rates used in determining the accumulated postretirement benefit obligation were 7.30% and 7.75% at December 31, 1997 and December 31, 1996, respectively. The assumed health care cost trend rate was 10% in 1995 graded down to 5% after 12 years. Because health care cost increases over 5% annually are borne by the employees, the amounts reported are not affected by increases in the assumed health care cost trend rate.

(13) BUSINESS SEGMENTS

     The Company operates through three business segments consisting of Oilfield Equipment, Downhole Tools, and Specialty Steel. The Oilfield Equipment segment is principally engaged in the design and manufacture of drilling and well servicing rigs and components for use on land and offshore drilling platforms. The Company specializes in providing small truck-mounted rigs to stationary land deep drilling rigs to meet the functional requirements of customers drilling in remote and harsh environments. The Downhole Products segment designs, manufactures, sells and rents fishing and drilling tools. The Company's Specialty Steel segment manufactures premium carbon, alloy and specialty steel for use in commercial and military products as well as for the manufacture of oilfield equipment products. IRI's steel products are also used in the petroleum, aircraft and power generation industries.

     Financial information by industry segment is summarized below (in thousands):

                                            OILFIELD    DOWNHOLE   SPECIALTY   CORPORATE
                                            EQUIPMENT   PRODUCTS     STEEL     AND OTHER   ELIMINATIONS    TOTAL
                                            ---------   --------   ---------   ---------   ------------   --------
YEAR ENDED DECEMBER 31, 1997
  Sales to unaffiliated customers.........  $106,529    $67,166     $13,501     $    --      $(1,830)     $185,366
  Operating income (loss).................    15,617     11,869       4,503      (9,370)          --        22,619
  Identifiable assets.....................    94,011     51,258       9,457      96,348           --       251,074
  Depreciation............................       248      1,796          30       1,100           --         3,174
  Amortization of negative goodwill.......        --         --          --      (5,367)          --        (5,367)
  Capital expenditures....................     2,216      1,649         314       1,885           --         6,064
NINE MONTHS ENDED DECEMBER 31, 1996
  Sales to unaffiliated customers.........  $ 52,029    $    --     $10,269     $    --      $    --      $ 62,298
  Operating income (loss).................     7,399         --       2,879      (1,168)          --         9,110
  Identifiable assets.....................    40,169         --       6,956      11,546           --        58,671
  Depreciation............................        79         --          10           9           --            98
  Amortization of negative goodwill.......        --         --          --      (4,026)          --        (4,026)
  Capital expenditures....................       545         --         218         958           --         1,721
YEAR ENDED MARCH 31, 1996
  Sales to unaffiliated customers.........  $ 40,176    $    --     $12,330     $    --      $    --      $ 52,506
  Operating income........................     4,141         --       2,608         890           --         7,639
  Identifiable assets.....................    30,979         --       6,302       9,350           --        46,631
  Depreciation............................        40         --          12          12           --            64
  Amortization of negative goodwill.......        --         --          --      (5,367)          --        (5,367)
  Capital expenditures....................       581         --         130           6           --           717

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Export sales by geographic region based upon the ultimate destination in which equipment or services were sold, shipped or provided to the customer by the Company were as follows (in thousands):

                                                                 NINE MONTHS
                                                  YEAR ENDED        ENDED        YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                     1997            1996           1996
                                                 ------------    ------------    ----------
Russia.........................................    $ 47,375        $39,717        $26,459
Europe (excluding Russia)......................      12,783            151          2,068
Asia (excluding Russia)........................      11,113             72            128
South America..................................       9,166            634             --
Africa.........................................      14,432             --            391
Other..........................................       6,665             --             --
                                                   --------        -------        -------
          Total export sales...................     101,534         40,574         29,046
Domestic sales.................................      83,832         21,724         23,460
                                                   --------        -------        -------
          Total sales..........................    $185,366        $62,298        $52,506
                                                   ========        =======        =======

     For the year ended December 31, 1997, one customer accounted for 12.9% of revenues. For the nine months ended December 31, 1996, two customers accounted for 38% and 14% of revenues, respectively, and for the year ended March 31, 1996, one customer accounted for 36% of revenues

(14) COMMITMENTS AND CONTINGENCIES

     The Company has contract commitments aggregating $69.4 million at December 31, 1997 for the manufacture and delivery of drilling and workover rigs during fiscal year 1998.

     At December 31, 1997, the Company was contingently liable for approximately $6.6 million in letters of credit which guarantee the Company's performance for payment to third parties in accordance with specified contractual terms and conditions. These letters of credit are primarily secured by the Company's cash, accounts receivable and inventory. Management does not expect any material losses to result from these off-balance-sheet instruments as it anticipates full performance on the related contracts.

     Various federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials ("ACMs"). Such laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of facilities at which ACMs were or are located for personal injury associated with exposure to ACMs. The Company is aware of the presence of ACMs at its facilities, but it believes that such materials are in acceptable condition at this time. The Company believes that any future costs related to remediation of ACMs at these sites will not be material, either on an annual basis or in the aggregate, although there can be no assurance with respect thereto.

     The Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at the Bowen Tools Division facilities caused or created by Bowen or its predecessors in title through the Company's contractual arrangements with Air Liquide America Corporation ("Air Liquide"). Pursuant to such arrangements, Air Liquide and Bowen agreed to indemnify the Company for such costs. Air Liquide provided the Company with certain environmental assessments with respect to most of the Bowen properties conveyed to the Company. In some cases, these initial assessments recommended the performance of further investigation to evaluate the need for and to determine the extent of the removal or remediation of hazardous substances required to address historical operations of Bowen. Air Liquide is conducting a further environmental review of the Bowen Tools Division facilities to determine the potential scope of remediation to be conducted at such facilities by Air Liquide or Bowen. There can be no assurance

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES that Air Liquide or Bowen will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial conditions and results of operations.

     Although the Company believes that it is in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(15) SUBSEQUENT EVENT

     On March 8, 1998, the Board of Directors of the Company and of Hitec ASA, a Norwegian Corporation ("Hitec") approved a transaction (the "Hitec Transaction") whereby the businesses of the Company and Hitec will be combined and the resulting company will be named "IRI Hitec, Inc." Pursuant to the Hitec Transaction, Hitec shareholders will receive 0.5748 of a newly issued share of IRI Common Stock for each common share of Hitec. The Hitec Transaction is subject to, among other things, the approval of the Company's stockholders and the tender of at least 90% of Hitec's outstanding common shares.

     Hitec is engaged primarily in the design and engineering of advanced technology for the offshore oil and gas industry.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                QUARTER     QUARTER        QUARTER         QUARTER
                                                 ENDED       ENDED          ENDED           ENDED
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                               ---------    --------    -------------    ------------
1997
Sales and other operating revenues...........   $16,594     $41,191        $54,345         $73,236
Gross profit.................................     4,142       8,519         12,653          20,848
Net earnings.................................     1,657      (1,236)         2,530           8,072
Basic and diluted earnings per common
  share......................................      0.06       (0.04)          0.08            0.23
1996
Sales and other operating revenues...........   $13,365     $15,982        $28,870         $17,446
Gross profit.................................     5,303       2,895          7,622           6,813
Net earnings.................................     2,827          82          4,564           3,731
Basic and diluted earnings per common
  share......................................      0.10        0.00           0.15            0.12

     The Company acquired the business and operations of the Bowen Tools Division on March 31, 1997 and Cardwell International, Ltd. on April 17, 1997 (see note 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

     Information required by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" of Regulation S-K are herein incorporated by reference to the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

     (a) Financial Statements

          See Financial Statements and Schedules which appear on page 18 hereof.

     (b) Reports on Form 8-K

          The Company filed a report on Form 8-K on March 16, 1998 regarding the press release announcing the Hitec Transaction.

     (c) Exhibits

          The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IRI INTERNATIONAL CORPORATION

                                            By: /s/ MUNAWAR H. HIDAYATALLAH
                                              ----------------------------------
                                              Munawar H. Hidayatallah, Executive
                                                       Vice President and
                                              Chief Financial Officer, Director

Date: March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   SIGNATURES

                       *                            Chairman of the Board and      Date: March 25, 1998
------------------------------------------------      Chief Executive Officer
                 Hushang Ansary

                       *                            Vice-Chairman of the Board     Date: March 25, 1998
------------------------------------------------
               Daniel G. Moriarty

          /s/ MUNAWAR H. HIDAYATALLAH               Executive Vice President,      Date: March 25, 1998
------------------------------------------------      Chief Financial and
            Munawar H. Hidayatallah                   Accounting Officer and
                                                      Director

                       *                            Secretary and Director         Date: March 25, 1998
------------------------------------------------
               Abdallah Andrawos

                       *                            President and Chief            Date: March 25, 1998
------------------------------------------------      Operating Officer of the
               Gary W. Stratulate                     IRI Division and Director

                       *                            Executive Vice President       Date: March 25, 1998
------------------------------------------------      and Chief Operating
            Richard D. Higginbotham                   Officer of the Bowen
                                                      Tools Division and
                                                      Director

                       *                            President and Chief            Date: March 25, 1998
------------------------------------------------      Operating Officer of
             Arthur C. Teichgraeber                   Cardwell International,
                                                      Ltd. and Director

                       *                            Director                       Date: March 25, 1998
------------------------------------------------
                  Nina Ansary

                       *                            Director                       Date: March 25, 1998
------------------------------------------------
               Frank C. Carlucci

                       *                            Director                       Date: March 25, 1998
------------------------------------------------
                Dr. Philip David

                       *                            Director                       Date: March 25, 1998
------------------------------------------------
                John D. Macomber

                       *                            Director                       Date: March 25, 1998
------------------------------------------------
                Edward L. Palmer

                       *                            Director                       Date: March 25, 1998
------------------------------------------------
               Stephen J. Solarz

                       *                            Director                       Date: March 25, 1998
------------------------------------------------
            Alexander B. Trowbridge

                       *                            Director                       Date: March 25, 1998
------------------------------------------------
                J. Robinson West

---------------

* By Munawar H. Hidayatallah, Attorney-In-Fact

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          *3.1           -- Form of Restated Certificate of Incorporation of IRI
                            International Corporation.
          *3.2           -- Certificate of Ownership and Merger of ESI with the
                            Company filed on October 14, 1997.
          *3.3           -- Amended and Restated By-Laws of the Company.
          *4.2           -- Form of Registration Rights Agreement between the Company and its current stockholders.
         *10.1           -- Form of Indemnification Agreement among the Company and its officers and directors.
         *10.2           -- Employment Agreement, dated as of April 17, 1997, between
                            Cardwell and A.C. Teichgraeber and joined by the Company.
         *10.3           -- Credit Agreement, dated as of March 31, 1997, among ESI, the Company, the several lenders from time to time
                            parties thereto, Credit Lyonnais New York Branch and
                            Lehman Commercial Paper Inc. (the "Credit Agreement").
         *10.3A          -- Amendment No. 1 to the Credit Agreement.
         *10.3B          -- Form of Agreement and Consent to the Credit Agreement.
         *10.4           -- Senior Subordinated Increasing Rate Note Purchase
                            Agreement, dated as of March 31, 1997, by and among the
                            Company, Energy Services International Limited and
                            Strategic Resource Partners Fund ("Senior Note Purchase
                            Agreement").
         *10.4A          -- Form of Agreement and Consent to the Senior Note Purchase
                            Agreement.
         *10.5           -- Asset Purchase Agreement, dated as of January 20, 1997, by and among Bowen Tools, Inc. -- Delaware, Bowen, Air
                            Liquide and the Company.
         *10.6           -- Acquisition Agreement, dated as of March 20, 1997, by and among A.C. Teichgraeber, Teichgraeber Family Limited
                            Partnership, L.P., Arthur C. Teichgraeber Charitable
                            Remainder Trust, Greenwood Pipe and Threading Company,
                            EDCO Drilling Company Inc. and the Company.
         *10.7           -- Equity Incentive Plan of the Company.
         *10.8           -- Form of Nonqualified Stock Option Agreement.
         *10.9           -- Collective Bargaining Agreement dated as of July 8, 1997 between Bowen and General Drivers, Warehousemen, Helpers,
                            Production Maintenance and Service Employees, Local Union
                            No. 968.
         *21             -- List of Subsidiaries of the Company.
          23.1           -- Consent of KPMG Peat Marwick LLP.

---------------

* Exhibit incorporated herein by reference to the Registrant's registration statement on Form S-1 (Registration No. 333-31157) dated September 8, 1997, as amended.