Form 10-K/A
period 1997-12-31
IRI INTERNATIONAL CORP
filed 1998-04-30
CIK 1044979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     As of March 17, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was $141,370,217 based on the last reported sale price of the Registrant's Common Stock on the New York Stock Exchange.

     39,900,000 shares of Common Stock were outstanding on March 17, 1998.

================================================================================

     IRI International Corporation ("IRI" or the "Company") hereby amends its annual report on Form 10-K originally filed with the Securities and Exchange Commission on March 26, 1998, pursuant to Instruction G(3) to Form 10-K, by completing Items 10 through 13 appearing in Part III thereof. In its Form 10-K as originally filed, the Registrant indicated that the information required for such items would be incorporated by reference from the proxy statement related to the Registrant's annual stockholders meeting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   3
Consolidated Balance Sheets -- December 31, 1997 and 1996...   4
Consolidated Statements of Operations -- year ended December
  31, 1997, nine months ended December 31, 1996 and year
  ended March 31, 1996......................................   5
Consolidated Statements of Cash Flows -- year ended December
  31, 1997, nine months ended December 31, 1996 and year
  ended March 31, 1996......................................   6
Consolidated Statements of Shareholders' Equity -- year
  ended December 31, 1997, nine months ended December 31,
  1996 and year ended March 31, 1996........................   7
Notes to Consolidated Financial Statements..................   8

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

                                          KPMG Peat Marwick LLP

Houston, Texas
February 27, 1998

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 49,473    $ 8,635
  Marketable securities, at fair value (cost of $7,448).....     8,218         --
  Accounts receivable, less allowance for doubtful accounts
     of $455 at December 31, 1997 and $36 at December 31,
     1996...................................................    33,130      8,036
  Inventories...............................................   100,901     37,995
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     8,853         23
  Other current assets......................................     1,444        957
                                                              --------    -------
     Total current assets...................................   202,019     55,646
Property, plant and equipment, net..........................    43,219      2,398
Other assets................................................     5,836        627
                                                              --------    -------
                                                              $251,074    $58,671
                                                              ========    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $     38    $ 3,157
  Accounts payable..........................................    19,453      6,790
  Accrued liabilities.......................................     8,344      3,530
  Customer advances.........................................     7,546      2,607
  Other liabilities.........................................     4,527        760
  Current installments of obligation under capital lease....       221        144
                                                              --------    -------
     Total current liabilities..............................    40,129     16,988
Negative goodwill, less accumulated amortization............     9,393     14,760
Obligation under capital lease, less current installments...       586        522
Accrued postretirement benefits other than pensions.........     1,481      1,498
Pension liability...........................................       939         --
Other long-term liabilities.................................       140         --
                                                              --------    -------
     Total liabilities......................................    52,668     33,768
                                                              --------    -------
Shareholders' Equity
  Preferred stock, $1.00 par value, 25,000,000 shares
     authorized, none issued................................        --         --
  Common stock, $0.01 par value, 100,000,000 shares
     authorized, 39,900,000, and 30,000,000 shares issued
     and outstanding in 1997 and 1996, respectively.........       399        300
  Additional paid-in capital................................   168,538      4,700
  Retained earnings.........................................    30,926     19,903
  Minimum pension liability adjustment......................    (1,457)        --
                                                              --------    -------
     Total shareholders' equity.............................   198,406     24,903
                                                              ========    =======
Commitments and contingencies...............................  $251,074    $58,671
                                                              ========    =======

          See accompanying notes to consolidated financial statements

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         NINE MONTHS
                                                          YEAR ENDED        ENDED        YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1997            1996           1996
                                                         ------------    ------------    ----------
Revenues...............................................    $185,366        $62,298        $52,506
Cost of goods sold.....................................     139,204         44,968         36,877
                                                           --------        -------        -------
  Gross profit.........................................      46,162         17,330         15,629
                                                           --------        -------        -------
Selling and administrative expense.....................      23,543          8,220          7,990
                                                           --------        -------        -------
  Operating income.....................................      22,619          9,110          7,639
                                                           --------        -------        -------
Other income (expense):
  Interest income......................................         746             90            371
  Interest expense.....................................      (8,762)          (615)           (47)
  Other, net...........................................         718           (110)            --
                                                           --------        -------        -------
                                                             (7,298)          (635)           324
                                                           --------        -------        -------
     Income before income taxes and extraordinary
       item............................................      15,321          8,475          7,963
Income taxes...........................................       2,786             98             --
                                                           --------        -------        -------
     Income before extraordinary item..................      12,535          8,377          7,963
Extraordinary item -- extinguishment of debt (net of
  tax benefit of $841).................................      (1,512)            --             --
                                                           --------        -------        -------
  Net income...........................................    $ 11,023        $ 8,377        $ 7,963
                                                           --------        -------        -------
Income per common share:
  Income before extraordinary item.....................    $   0.40        $  0.28        $  0.27
  Extraordinary item...................................       (0.05)            --             --
                                                           --------        -------        -------
Net income per common share............................    $   0.35        $  0.28        $  0.27
                                                           ========        =======        =======
Weighted average shares outstanding....................      31,275         30,000         30,000
                                                           ========        =======        =======

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                                    DECEMBER 31,      DECEMBER 31,        MARCH 31,
                                                        1997              1996              1996
                                                    ------------    -----------------    -----------
Cash flows from operating activities:
  Net income......................................    $ 11,023           $ 8,377           $ 7,963
  Adjustments to reconcile net income to net cash
     provided by operations:
     Extraordinary charge.........................       1,512                --                --
     Depreciation and amortization................       5,751                98                64
     Amortization of negative goodwill............      (5,367)           (4,026)           (5,367)
     Change in employee benefit accounts..........         129               (53)             (249)
     Gain on sale of assets.......................        (372)               --                --
  Changes in assets and liabilities, net of
     effects of acquisitions:
     Marketable securities........................      (8,218)               --                --
     Accounts receivable..........................     (14,772)           (2,594)               72
     Inventories..................................     (21,058)           (6,840)           (2,043)
     Other current assets.........................      (6,918)             (125)             (201)
     Other non current assets.....................        (113)               --                --
     Accounts payable and accrued liabilities.....      17,682             2,728             3,580
     Customer advances and other liabilities......         593             1,264               360
                                                      --------           -------           -------
          Net cash provided by (used in)
            operations............................     (20,128)           (1,171)            4,179
                                                      --------           -------           -------
Cash flows from investing activities:
  Capital expenditures............................      (5,755)             (911)             (717)
  Acquisition of Bowen net assets, net of cash
     acquired.....................................     (77,693)               --                --
  Acquisition of Cardwell net assets, net of cash
     acquired ....................................     (12,574)               --                --
                                                      --------           -------           -------
          Net cash flows used in investing
            activities............................     (96,022)             (911)             (717)
                                                      --------           -------           -------
Cash flows from financing activities:
  Payments on capital lease obligation............        (312)             (144)               --
  Proceeds from notes payable.....................     113,482             3,157                --
  Debt issuance costs.............................      (3,971)               --                --
  Payments on notes payable.......................    (116,671)               --                --
  Issuance of common stock........................     163,937                --                --
  Proceeds from sale of assets....................         523                --                --
                                                      --------           -------           -------
          Net cash flows provided by financing
            activities............................     156,988             3,013                --
                                                      --------           -------           -------
Increase in cash and cash equivalents.............      40,838               931             3,462
Cash and cash equivalents at beginning of year....       8,635             7,704             4,242
                                                      --------           -------           -------
Cash and cash equivalents at end of year..........    $ 49,473           $ 8,635           $ 7,704
                                                      ========           =======           =======
Supplemental cash flow information:
  Interest paid...................................    $  8,762           $   303           $    47
                                                      ========           =======           =======
  Income taxes paid...............................    $    158           $    --           $   263
                                                      ========           =======           =======

          See accompanying notes to consolidated financial statements

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           MINIMUM
                                                ADDITIONAL                 PENSION         TOTAL
                                      COMMON     PAID-IN      RETAINED    LIABILITY     SHAREHOLDERS
                                      STOCK      CAPITAL      EARNINGS    ADJUSTMENT       EQUITY
                                      ------    ----------    --------    ----------    ------------
Balances at April 1, 1995...........   $300      $  4,700     $  3,563     $    --        $  8,563
  Net income........................     --            --        7,963          --           7,963
                                       ----      --------     --------     -------        --------
Balances at March 31, 1996..........    300         4,700       11,526          --          16,526
  Net income........................     --            --        8,377          --           8,377
                                       ----      --------     --------     -------        --------
Balances at December 31, 1996.......    300         4,700       19,903          --          24,903
  Proceeds from initial public
     offering, net of costs.........     99       163,838      163,937          --         163,838
  Change in minimum pension
     liability adjustment...........     --            --           --      (1,457)         (1,457)
  Net income........................     --            --       11,023          --          11,023
                                       ----      --------     --------     -------        --------
Balances at December 31, 1997.......   $399      $168,538     $ 30,926     ($1,457)       $198,406
                                       ====      ========     ========     =======        ========

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

     The following sets forth selected consolidated financial information for the Company on a pro forma basis for the years ended December 31, 1997 and 1996, assuming the Bowen and Cardwell acquisitions had occurred on January 1, 1996 (in thousands, except per share amounts):

                                                           1997        1996
                                                         --------    --------
                                                             (UNAUDITED)
Revenues...............................................  $207,776    $188,391
                                                         ========    ========
Gross profit...........................................  $ 51,244    $ 61,891
                                                         ========    ========
Operating income.......................................  $ 23,616    $ 17,588
                                                         ========    ========
Net income.............................................  $  9,300    $  5,738
                                                         ========    ========
Net income per common share............................  $   0.30    $   0.19
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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

(4)  INVENTORIES

     A summary of inventories follows (in thousands):

                                                    DECEMBER 31,    DECEMBER 31,
                                                        1997            1996
                                                    ------------    ------------
Raw materials and supplies........................    $ 39,087        $29,163
Work in process...................................      28,771          7,645
Finished goods....................................      33,043          1,187
                                                      --------        -------
          Total...................................    $100,901        $37,995
                                                      ========        =======

(5)  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):

                                                    DECEMBER 31,    DECEMBER 31,
                                                        1997            1996
                                                    ------------    ------------
Land and land improvements........................    $ 2,869          $   13
Buildings.........................................      7,378             277
Machinery and equipment...........................     36,318           2,276
                                                      -------          ------
                                                       46,565           2,566
Less accumulated depreciation.....................     (3,346)           (168)
                                                      -------          ------
Property, plant and equipment, net................    $43,219          $2,398
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

     A summary of the status of the Company's fixed stock option plan as of December 31, 1997 and changes during the year ended is presented below:

                                                                       WEIGHTED
                                                                       AVERAGE
                   FIXED OPTIONS                     SHARES(000)    EXERCISE PRICE
                   -------------                     -----------    --------------
Outstanding at the beginning of the year...........        --           $   --
Granted............................................     1,933            18.00
Exercised..........................................        --
Forfeited..........................................        (2)           18.00
                                                        -----           ------
Outstanding at end of the year.....................     1,931           $18.00
                                                        -----           ======
Options exercisable at the year end................       630           $18.00
Weighted average fair value of options granted
  during the year..................................                     $ 5.33
                                                                        ------

     Weighted average remaining contractual life of stock options at December 31, 1997 was 9.9 years.

(9)  INCOME TAXES

     Current income tax expense attributable to income before extraordinary item consists of the following:

                                                        NINE MONTHS
                                         YEAR ENDED        ENDED        YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                            1997            1996           1996
                                        ------------    ------------    ----------
U.S. Federal..........................     $1,965           $98            $--
State.................................        312            --             --
Foreign...............................     $  509           $--             --
                                           ------           ---            ---
                                           $2,786           $98            $--
                                           ======           ===            ===

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Income tax expense differs from the amount computed by applying the statutory rate of 35 percent at December 31, 1997 (34% at December 31, 1996 and March 31, 1996) to income before income taxes as follows (in thousands):

                                                        NINE MONTHS
                                         YEAR ENDED        ENDED        YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                            1997            1996           1996
                                        ------------    ------------    ----------
Computed "expected" tax expense.......    $ 5,362         $ 2,882        $ 2,707
Change in the valuation allowance.....     (1,291)         (1,504)        (1,046)
Amortization of negative goodwill.....     (1,879)         (1,369)        (1,825)
Amortization of goodwill..............        308              --             --
State income taxes, net of federal
  benefit.............................        203              --             --
Other.................................         83              89            164
                                          -------         -------        -------
                                          $ 2,786         $    98        $    --
                                          =======         =======        =======

     The tax effects of temporary differences that give rise to significant portions of the deferred federal income tax assets and liabilities as of December 31, 1997 and December 31, 1996, are as follows (in thousands):

                                                    DECEMBER 31,    DECEMBER 31,
                                                        1997            1996
                                                    ------------    ------------
Deferred income tax assets:
  Basis in inventories............................     $4,744          $1,692
  Basis in and depreciation of property, plant and
     equipment....................................         --             277
  Employee benefits...............................        823             509
  Net operating loss carryforwards................      1,224           1,800
  Alternative minimum tax credit carryover........        565             256
  Other, principally accrued liabilities..........        909             280
                                                       ------          ------
     Total gross deferred income tax assets.......      8,265           5,882
  Less valuation allowance........................      4,378           5,669
                                                       ------          ------
     Net deferred income tax assets...............      3,887             213
                                                       ------          ------
Deferred income tax liabilities:
  Costs and estimated earnings in access of
     billings on uncompleted contracts............      3,010              --
  Unrealized gain on marketable equity
     securities...................................        262              --
  Basis in and depreciation of property, plant and
     equipment....................................        615              --
  Prepaid pension cost............................         --             213
                                                       ------          ------
     Total gross deferred income tax
       liabilities................................      3,887             213
                                                       ------          ------
     Net deferred income tax liability............     $   --          $   --
                                                       ======          ======

     Because of the uncertainty of generating future taxable income, the Company has provided a valuation allowance for deferred tax assets of $4,378,000 and $5,669,000 at December 31, 1997 and December 31, 1996, respectively. The valuation allowance decreased $1,291,000 during the year ended December 31, 1997 and $1,504,000 during the nine months ended December 31, 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

(10)  LEASES

     At December 31, 1997, minimum future annual payments required under a capital lease together with the present value of the net minimum lease payments and noncancelable operating leases, primarily for repair facilities and offices and office equipment, were as follows (in thousands):

                                                              OPERATING    CAPITAL
                                                               LEASES      LEASES
                                                              ---------    -------
1998........................................................   $1,657       $ 314
1999........................................................    1,542         314
2000........................................................    1,310         313
2001........................................................    1,042          --
2002........................................................      982          --
                                                               ------       -----
          Total minimum lease payments......................   $6,533         941
                                                               ======
Less amount representing interest...........................                 (134)
                                                                            -----
Present value of minimum lease payments.....................                $ 807
                                                                            =====

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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The accrued benefit cost includes a normal cost which is computed as the present value of the pro rata portion for the benefit accrual during the year being valued and a past service cost which is the present value of that portion of the projected benefit which has been accrued up to the valuation date. The unfunded past-service cost may be liquidated over a period of between 10 and 30 years.

     The funded status and the amounts recognized in the balance sheets as of December 31, 1997 and December 31, 1996, the date of the latest actuarial valuation, are as follows (in thousands):

                                               DECEMBER 31,    DECEMBER 31,
                                                   1997            1996
                                               ------------    ------------
Actuarial present value of benefit
  obligations:
  Vested.....................................    $(7,948)        $(7,231)
  Nonvested..................................       (113)            (58)
                                                 -------         -------
Accumulated benefit obligation...............    $(8,061)        $(7,289)
                                                 =======         =======
Projected benefit obligation for service
  rendered to date...........................    $(8,061)        $(7,289)
Plan assets at fair value....................      7,122           7,321
                                                 -------         -------
Projected benefit obligation less than
  (greater than) plan assets.................       (939)             32
Unrecognized net gain from past experience
  different from that assumed and effects of
  changes in assumptions.....................      1,457             595
                                                 -------         -------
Adjustment required to recognize minimum
  liability..................................     (1,457)             --
                                                 -------         -------
Prepaid (accrued) pension cost...............    $  (939)        $   627
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

     Net pension cost includes the following components (in thousands):

                                                        NINE MONTHS
                                         YEAR ENDED        ENDED        YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                            1997            1996           1996
                                        ------------    ------------    ----------
Service cost..........................     $ 108           $  81          $ 108
Interest cost.........................       571             419            556
Actual return on plan assets..........      (499)           (270)          (565)
Net amortization and deferral.........       (71)           (157)           154
                                           -----           -----          -----
          Total pension expense
            (income)..................     $ 109           $  73          $ 253
                                           =====           =====          =====

     As of September 1, 1995, the pension plan was frozen insofar as future accrual of pension benefits. Because the plan amendment to freeze the plan was planned in conjunction with the ESI acquisition discussed in note 1, the resulting curtailment gain was taken into consideration in remeasuring the Company's projected benefit obligation and the date of the acquisition.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

     Summary information on the Company's plan at December 31, 1997 and December 31, 1996 is as follows (in thousands):

                                                    DECEMBER 31,    DECEMBER 31,
                                                        1997            1996
                                                    ------------    ------------
Accumulated post retirement benefit obligation:
  Active employees eligible to retire.............     $  579          $  594
  Retired participants............................      1,262           1,227
Unamortized gain or loss associated with actuarial
  assumption changes and plan amendment...........       (360)           (323)
                                                       ------          ------
  Accrued postretirement benefit costs............     $1,481          $1,498
                                                       ======          ======

     Net period postretirement benefit cost includes the following components (in thousands):

                                                       NINE MONTHS
                                        YEAR ENDED        ENDED        YEAR ENDED
                                       DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                           1997            1996           1996
                                       ------------    ------------    -----------
Service cost.........................      $ --            $ --           $ 30
Interest cost........................       144             103            187
Net amortization and deferral........         7               2             --
                                           ----            ----           ----
Net periodic postretirement benefit
  cost (income)......................      $151            $105           $217
                                           ====            ====           ====

     On August 11, 1995, the plan was amended to terminate all employees from the plan except those eligible to retire on June 30, 1995 and all current retirees. In addition under the amended plan, active employees

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES eligible to retire will, after the age of 65, receive through the retirement plan, 80% of the cost of medical insurance with a 5% cap over a base year premium of calendar 1996. Because it was expected that the plan would be terminated in conjunction with the ESI acquisition discussed in note 1, the effects were considered in measuring the Company's accumulated post retirement benefit obligation as of the acquisition date.

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

     Financial information by industry segment is summarized below (in thousands):

                                                                         CORPORATE
                                      OILFIELD    DOWNHOLE   SPECIALTY      AND
                                      EQUIPMENT   PRODUCTS     STEEL       OTHER     ELIMINATIONS    TOTAL
                                      ---------   --------   ---------   ---------   ------------   --------
Year ended December 31, 1997
  Sales to unaffiliated customers...  $106,529    $67,166     $13,501     $    --      $(1,830)     $185,366
  Operating income (loss)...........    15,617     11,869       4,503      (9,370)          --        22,619
  Identifiable assets...............    94,011     51,258       9,457      96,348           --       251,074
  Depreciation......................       248      1,796          30       1,100           --         3,174
  Amortization of negative
     goodwill.......................        --         --          --      (5,367)          --        (5,367)
  Capital expenditures..............     2,216      1,649         314       1,885           --         6,064
Nine Months Ended December 31, 1996
  Sales to unaffiliated customers...  $ 52,029    $    --     $10,269     $    --      $    --      $ 62,298
  Operating income (loss)...........     7,399         --       2,879      (1,168)          --         9,110
  Identifiable assets...............    40,169         --       6,956      11,546           --        58,671
  Depreciation......................        79         --          10           9           --            98
  Amortization of negative
     goodwill.......................        --         --          --      (4,026)          --        (4,026)
  Capital expenditures..............       545         --         218         958           --         1,721
Year Ended March 31, 1996
  Sales to unaffiliated customers...  $ 40,176    $    --     $12,330     $    --      $    --      $ 52,506
  Operating income..................     4,141         --       2,608         890           --         7,639
  Identifiable assets...............    30,979         --       6,302       9,350           --        46,631
  Depreciation......................        40         --          12          12           --            64
  Amortization of negative
     goodwill.......................        --         --          --      (5,367)          --        (5,367)
  Capital expenditures..............       581         --         130           6           --           717

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Export sales by geographic region based upon the ultimate destination in which equipment or services were sold, shipped or provided to the customer by the Company were as follows (in thousands):

                                                                         NINE MONTHS        YEAR
                                                          YEAR ENDED        ENDED          ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1997            1996           1996
                                                         ------------    ------------    ----------
Russia.................................................    $ 47,375        $39,717        $26,459
Europe (excluding Russia)..............................      12,783            151          2,068
Asia (excluding Russia)................................      11,113             72            128
South America..........................................       9,166            634             --
Africa.................................................      14,432             --            391
Other..................................................       6,665             --             --
                                                           --------        -------        -------
          Total export sales...........................     101,534         40,574         29,046
Domestic sales.........................................      83,832         21,724         23,460
                                                           --------        -------        -------
          Total sales..................................    $185,366        $62,298        $52,506
                                                           ========        =======        =======

     For the year ended December 31, 1997, one customer accounted for 12.9% of revenues. For the nine months ended December 31, 1996, two customers accounted for 38% and 14% of revenues, respectively, and for the year ended March 31, 1996, one customer accounted for 36% of revenues.

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

(16)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              QUARTER      QUARTER        QUARTER         QUARTER
                                               ENDED        ENDED          ENDED           ENDED
                                             MARCH 31,    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                             ---------    ---------    -------------    ------------
1997
Sales and other operating revenues.........   $16,594      $41,191        $54,345         $73,236
Gross profit...............................     4,142        8,519         12,653          20,848
Net earnings...............................     1,657       (1,236)         2,530           8,072
Basic and diluted earnings per common
  share....................................      0.06        (0.04)          0.08            0.23
1996
Sales and other operating revenues.........   $13,365      $15,982        $28,870         $17,446
Gross profit...............................     5,303        2,895          7,622           6,813
Net earnings...............................     2,827           82          4,564           3,731
Basic and diluted earnings per common
  share....................................      0.10         0.00           0.15            0.12

     The Company acquired the business and operations of the Bowen Tools Division on March 31, 1997 and Cardwell International, Ltd. on April 17, 1997 (see note 3).

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of IRI International Corporation (the "Company"), and their ages and positions with the Company as of the date of March 17, 1998 are as follows:

             NAME               AGE                               POSITION
             ----               ---                               --------
Hushang Ansary................  70     Chairman of the Board and Chief Executive Officer
Daniel G. Moriarty............  63     Vice-Chairman of the Board
Abdallah Andrawos.............  41     Director and Secretary
Nina Ansary...................  31     Director
Frank C. Carlucci.............  67     Director
Dr. Philip David..............  66     Director
Munawar H. Hidayatallah.......  53     Director, Executive Vice President and Chief Financial Officer
Richard D. Higginbotham.......  60     Director, President and Chief Operating Officer -- Bowen Tools
Edward L. Palmer..............  80     Director
Stephen J. Solarz.............  57     Director
Gary W. Stratulate............  41     Director, President and Chief Operating Officer -- IRI
                                       Division
Arthur C. Teichgraeber........  42     Director, President and Chief Operating Officer -- Cardwell
                                       International Ltd.
Alexander B. Trowbridge.......  68     Director
J. Robinson West..............  51     Director

     Except as described under "-- Compensation Plans and Arrangements," all executive officers of the Company serve at the pleasure of the Company's Board of Directors (the "IRI Board"). Directors are elected at the Company's annual meeting of stockholders and serve for a one-year term or until their successors are elected and qualified or until their earlier resignation or removal in accordance with the Company's Restated Certificate of Incorporation and the Company's Amended and Restated Bylaws (the "Company Bylaws").

     HUSHANG ANSARY is an international entrepreneur, investor and industrialist. He has served as Chairman of the Board of the Company since September 1994 and was elected to the additional position of Chief Executive Officer of the Company in March 1997. He has served as Chairman of SunResorts, Ltd. N.V., a resort company, since 1986 and of Parman Capital Investments Ltd., a private investment company, since 1982.

     DANIEL G. MORIARTY has been a director of the Company since 1994 and served as Chief Executive Officer of the Company from 1994 to April 1997, when he was elected Vice-Chairman of the Board. He served as President of Cooper Manufacturing, a rig manufacturing division of Allied Production Corp. from 1992 to 1994 and of Smith Energy Services, an oilfield services division of Allied Production Corp., from 1987 to 1992. From 1982 to 1987, Mr. Moriarty served as the President and Chief Executive Officer of Leamco Services, Inc. From 1960 to 1982, Mr. Moriarty held various positions with Halliburton Company, rising from engineer to Vice President of the Central Region.

     ABDALLAH ANDRAWOS has been Secretary of the Company since 1994 and a director of the Company since April 1997. Since 1989 Mr. Andrawos has served as Secretary and Chief Financial Officer of SunResorts, Ltd. N.V.

     NINA ANSARY has served as a director of the Company since April 1997. Ms. Ansary has been a Vice President of Parman Capital Investments Ltd., a private investment company, since 1994. Prior to 1994 Ms. Ansary was a student. Ms. Ansary is the daughter of Hushang Ansary and holds a masters degree in political science from Columbia University.

     FRANK C. CARLUCCI has been a director of the Company since 1994. Since 1993, Mr. Carlucci has served as Chairman and partner of The Carlyle Group, a Washington, D.C. based merchant bank and from 1989 to 1993 served as Vice-Chairman and partner. Mr. Carlucci serves on the following corporate boards:

BDM International, Mass Mutual Life Insurance Company, General Dynamics Corporation, Kaman Corporation, Neurogen Corporation, Northern Telecom Ltd., Quaker Oats Company, SunResorts, Ltd. N.V., Texas Biotechnology Corporation, Pharmacia & Upjohn Inc., Ashland Inc. and Westinghouse Electric Corporation. He is also a Trustee of the Rand Corporation.

     DR. PHILIP DAVID has been a director of the Company since 1994. Dr. David was a consultant to Fairchild Corporation from January 1988 to June 1993 and was a Professor of Urban Studies and Planning at the Massachusetts Institute of Technology from 1971 until June 1987. Dr. David is a director of Fairchild Corporation.

     MUNAWAR H. HIDAYATALLAH has been a director and Executive Vice
President -- Corporate Development of the Company since 1994 and the Company's Chief Financial Officer since April 1997. From 1982 to 1994, Mr. Hidayatallah served as President and Chief Executive Officer of Crescott Inc., a holding company with interests in financial services, food processing and franchising, and from 1992 to 1994 he served as President and Chief Executive Officer of its subsidiary, Beverly Hills Securities Company.

     RICHARD D. HIGGINBOTHAM has been a director of the Company and President and Chief Operating Officer of the Bowen Tools Division of the Company since April 1997. Prior to its acquisition by Company, Mr. Higginbotham served as President of Bowen Tools, Inc. since 1988 and from 1982 to 1988 served as Bowen's Senior Vice President of Marketing.

     JOHN D. MACOMBER has been a director of the Company since 1994. Mr. Macomber has been a principal of JDM Investment Group, a private investment company, since 1992. From 1988 to 1992, he was Chairman and President of the Export-Import Bank of the United States, from 1973 to 1986 he was Chairman of the Board and Chief Executive Officer of Celanese Corp. and from 1954 to 1973 he was a managing partner of McKinsey & Co. He is also a director of Bristol-Myers Squibb Company, The Brown Group, Lehman Brothers Holdings Inc., Pilkington Ltd., Textron Inc. and Xerox Corporation. He is also a director and Vice-Chairman of The Atlantic Council of the United States and a director of the French American Foundation and the National Executive Services Corp. Mr. Macomber is a trustee of The Folger Library and a member of the Council on Foreign Relations and the Bretton Woods Committee. Mr. Macomber is Chairman of the Council for Excellence in Government and a trustee of the Carnegie Institute of Washington.

     EDWARD L. PALMER has been a director of the Company since June 1997. Mr. Palmer has been President of the Mill Neck Group Inc., a management consulting firm, since 1982, and prior thereto he served as Chairman of the Executive Committee and a director of Citicorp and Citibank, N.A. He is also a director of Devon Group Inc., Holmes Protection Group Inc. and SunResorts, Ltd. N.V.

     STEPHEN J. SOLARZ has been a director of the Company since 1994. Mr. Solarz has been President of Solarz Associates, an international consulting firm, since 1993. From 1975 to 1993, he was a member of the U.S. House of Representatives, where he served on the Foreign Affairs, the Merchant Marine and Fisheries, the Intelligence and the Joint Economic Committees. He is also a director of Samsonite Corp., Culligan Water Technologies Inc., Geophone Company, L.L.C. and First Philippine Fund Inc.

     GARY W. STRATULATE has been a director of the Company and President and Chief Operating Officer of its IRI Operations since April 1997. From December 1994 to April 1997, he served as the Executive Vice President of the International Division of the Company. From June 1991 to May 1994, Mr. Stratulate was the Chief Operating Officer of Dreco Energy Services Ltd., a manufacturer of oilfield equipment.

     ARTHUR C. TEICHGRAEBER has been a director of the Company and President and Chief Operating Officer of the Company's wholly-owned subsidiary, Cardwell International, Ltd., since April 1997. Prior to its acquisition by the Company, Mr. Teichgraeber held various positions at Cardwell, rising from sales engineer to President.

     ALEXANDER B. TROWBRIDGE has been a director of the Company since 1994. Since 1990, Mr. Trowbridge has been the President of Trowbridge Partners, Inc., a management consulting firm. He was President of the National Association of Manufacturers from 1980 through 1989. He is also a director of The Gillette Company, New England Life Insurance Company, E.M. Warburg-Pincus Counsellors Fund, Rouse

Company, Sun Company, Harris Corporation, Waste Management Inc., ICOS Corporation and SunResorts, Ltd. N.V. He is a charter trustee of Phillips Academy, Andover.

     J. ROBINSON WEST has been a director of the Company since 1994. Mr. West is Chairman of The Petroleum Finance Company, Ltd., a petroleum industry consulting firm, and served as its President from 1984 to 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Form 5 and amendments thereto pursuant to the Company with respect to its most recent fiscal year, the Company believes that during such fiscal year no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

COMMITTEES

     The following are the standing committees of the IRI Board:

     Executive Committee. The Executive Committee consists of Messrs. Ansary, Carlucci, Solarz and Moriarty, with Mr. Ansary serving as Chairman. The Executive Committee has full power and authority to exercise all the powers of the IRI Board in the management of the business except the power to fill vacancies on the IRI Board and the power to amend the Company Bylaws and except as provided by law.

     Audit Committee. The Audit Committee consists of Mr. Macomber and Dr. David, with Mr. Macomber serving as Chairman. The Audit Committee has responsibility for, among other things, (i) recommending the selection of the Company's independent accountants, (ii) reviewing and approving the scope of the independent accountants' audit activity and extent of non-audit services, (iii) reviewing with management and the independent accountants the adequacy of the Company's basic accounting systems and the effectiveness of the Company's internal audit plan and activities, (iv) reviewing with management and the independent accountants the Company's financial statements and exercising general oversight of the Company's financial reporting process, (v) reviewing the Company's litigation and other legal matters that may affect the Company's financial condition and (vi) monitoring compliance with the Company's business ethics and other policies.

     Compensation Committee. The Compensation Committee consists of Dr. David and Mr. West, with Dr. David serving as Chairman. The Compensation Committee has responsibility for (i) reviewing and approving the recommendations of the Chief Executive Officer as to appropriate compensation of the Company's principal executive officers, (ii) examining periodically the general compensation structure of the Company and (iii) supervising the welfare, pension and compensation plans of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

     Directors who are not also officers or employees of the Company are paid annual fees equal to $30,000 plus $1,000 for each IRI Board meeting (but not committee meeting) attended. Prior to the Company's initial public offering in November 1997, Mr Ansary, Mr. Moriarty and Mr. Hidayatallah were each paid $17,000 and $39,000 in directors' fees for 1997 and 1996, respectively, and Mr. Higginbotham, Mr. Stratulate and Mr. Teichgraeber were each paid $8,500 in directors' fees for 1997. None of the aforementioned directors received any directors' fees subsequent to November 1997.

EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation paid by the Company to Hushang Ansary, Chairman and Chief Executive Officer, and each of the five other most highly compensated executive officers of the Company for the 12 months ended December 31, 1997 (collectively, the "Named Executive Officers"):

                         SUMMARY COMPENSATION TABLE(1)

                                                      ANNUAL COMPENSATION
                                              -----------------------------------
                                                                   OTHER ANNUAL      ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR   SALARY    BONUS    COMPENSATION(2)   COMPENSATION
---------------------------             ----  --------  --------  ---------------   ------------
Hushang Ansary........................  1997        --        --      $17,000               --
  Chairman and Chief Executive Officer  1996        --        --       39,000               --
Daniel G. Moriarty....................  1997  $202,516  $ 25,000      $17,000               --
  Vice-Chairman of the Board            1996   145,254   106,504       39,000               --
Munawar H. Hidayatallah...............  1997  $316,088  $100,000      $17,000               --
  Executive Vice President and Chief    1996   186,750   121,324      $39,000               --
  Financial Officer
Richard D. Higginbotham...............  1997  $224,559  $ 25,000      $ 8,500               --
  President and Chief Operating         1996   135,000    60,000           --               --
  Officer of Bowen Tools Division
Gary W. Stratulate....................  1997  $246,087  $125,000      $ 8,500               --
  President and Chief Operating         1996   186,750   137,500           --               --
  Officer of IRI Division
Arthur C. Teichgraeber................  1997  $207,564  $ 50,000      $ 8,500               --
  President and Chief Operating         1996   102,870        --           --         $498,110(3)
  Officer of Cardwell

---------------
(1) Under rules promulgated by the Securities and Exchange Commission, since the Company has not been a reporting company during the three immediately preceding fiscal years, only the information with respect to the two most recently completed fiscal years is required to be presented in the Summary Compensation Table.

(2) Consists of directors' fees received by the Named Executive Officers prior to the Company's initial public offering in November 1997.

(3) Consists of license fees paid by Cardwell to Mr. Teichgraeber and to certain entities directly or indirectly owned by Mr. Teichgraeber.

     Shown below is further information with respect to grants of stock options during 1997 to the Named Executive Officers:

                             OPTION GRANTS IN 1997

                                                                                                POTENTIAL REALIZABLE VALUE
                                                                                                AT ASSUMED ANNUAL RATES OF
                          NUMBER OF        % OF TOTAL                                          STOCK PRICE APPRECIATION FOR
                         SECURITIES      OPTIONS GRANTED   EXERCISE PRICE                              OPTION TERM
                         UNDERLYING       TO EMPLOYEES        OR BASE                          ----------------------------
NAME                   OPTIONS GRANTED     IN 1997(1)       PRICE(2)(3)      EXPIRATION DATE        5%             10%
----                   ---------------   ---------------   --------------   -----------------  -------------  -------------
Hushang Ansary.......     1,000,000           56.40%           $18.00       November 13, 2007   $11,320,103    $28,687,364
Daniel G. Moriatry...        50,000            2.82             18.00       November 13, 2007       566,005      1,434,368
Munawar H.
  Hidayatallah.......        45,000            2.54             18.00       November 13, 2007       509,405      1,290,931
Richard D.
  Higginbotham.......        35,000            1.97             18.00       November 13, 2007       396,204      1,004,058
Gary W. Stratulate...        40,000            2.26             18.00       November 13, 2007       452,804      1,147,495
Arthur C.
  Teichgraeber.......        35,000            1.97             18.00       November 13, 2007       396,204      1,004,058

---------------
(1) Calculated assuming grants to employees, other than Named Executive Officers, of options to purchase an aggregate of 568,000 shares of the Company's common stock, par value $0.01 per share ("IRI Common Stock").

(2) As described below, the exercise price as to one-third of the shares covered by the options is the offering price of the IRI Common Stock pursuant to the Company's initial public offering (the "IPO Price"), the exercise price as to the second one-third of the shares covered by the options is the greater of the IPO Price and the fair market value per share on November 13, 1998, and the exercise price as to the final one-third of the shares covered by the options is the greater of the IPO Price and the fair market value per share on November 13, 1999.

(3) Market price has been assumed to equal the IPO Price.

     The following table sets forth information regarding the value of the stock options granted on October 14, 1997 to the Named Executive Officers (no options were exercised by any of the Named Executive Officers in 1997):

                       OPTION VALUES AT DECEMBER 31, 1997

                                                       NUMBER OF SECURITIES            VALUE OF
                                                            UNDERLYING                UNEXERCISED
                                                      UNEXERCISED OPTIONS AT     IN-THE-MONEY OPTIONS
NAME                                                    DECEMBER 31, 1997       AT DECEMBER 31, 1997(1)
----                                                  ----------------------    -----------------------
Hushang Ansary......................................        1,000,000                     $0
Daniel G. Moriarty..................................           50,000                      0
Munawar H. Hidayatallah.............................           45,000                      0
Richard D. Higginbotham.............................           35,000                      0
Gary W. Stratulate..................................           40,000                      0
Arthur C. Teichgraeber..............................           35,000                     $0

---------------
(1) Market price has been assumed to be equal to the IPO Price.

STOCK OPTIONS

     Pursuant to the Incentive Plan (described below under "-- Compensation Plans and Arrangements -- The Incentive Plan"), the Company has granted to its directors and certain of its officers and employees an aggregate of 1,933,000 options to purchase shares of IRI Common Stock. Such options and the terms thereof are described in the following paragraphs.

     On June 17, 1997, the Company granted options to purchase 20,000 shares of IRI Common Stock to each of the directors not employed by the Company (the "Outside Directors"). The options were granted pursuant to the Incentive Plan and are not intended to qualify as "incentive stock options" (as described below under "-- Compensation Plans and Arrangements -- The Incentive
Plan -- Options"). The options have an exercise price per share equal to the IPO Price per share and generally have a five-year term. The options are exercisable
(i) cumulatively to the extent of one-half of the shares on November 13, 1997 and (ii) cumulatively to the extent of one-quarter of the shares after each of November 13, 1998 and 1999 for so long as the Outside Director remains in continuous service with the Company. In addition, the options become immediately exercisable upon an Outside Director's death or disability.

     On October 14, 1997, the Compensation Committee granted certain stock options to the Named Executive Officers as described in the preceding tables and the following discussion.

     All of the stock options granted to the Named Executive Officers in 1997 were granted pursuant to the Incentive Plan. The stock options have a ten-year term and are not intended to qualify as "incentive stock options" (as described below under "-- Compensation Plans and Arrangements -- The Incentive Plan -- Options"). The stock options granted to each Named Executive Officer are exercisable cumulatively to the extent of one-third of the shares of IRI Common Stock covered thereby on November 13, 1997 ("Tranche A Shares"), one-third of the shares of IRI Common Stock covered thereby on November 13, 1998 ("Tranche B Shares"), and one-third of the shares of IRI Common Stock covered thereby on November 13, 1999 ("Tranche C Shares"), for so long as the Named Executive Officer remains in continuous employment with the Company or one of its affiliates. In addition, the options become immediately exercisable upon the Named Executive Officer's death or disability. Once exercisable, the options have the following exercise prices: Tranche A Shares -- the IPO Price; Tranche B Shares -- the greater of the IPO Price and the fair market value per share on November 13, 1998; Tranche C Shares -- the greater of the IPO Price and the fair market value per share on November 13, 1999.

     On October 14, 1997, the Compensation Committee granted a total of 258,000 stock options to designated senior employees. All of the stock options granted to the designated senior employees were granted pursuant to the Incentive Plan. The stock options have a ten-year term and are not intended to qualify as "incentive stock options" (as described below under "-- Compensation Plans and Arrangements -- The Incentive Plan -- Options"). The stock options granted to each designated senior employee have the same terms and conditions as the stock option granted to the Named Executive Officers described above.

     On October 14, 1997, the Compensation Committee granted a total of 310,000 stock options to employees of the Company having at least five years of service with the Company or its predecessors. The number of stock options granted to each such employee is 500, and such options are exercisable cumulatively to the extent of 100 shares of IRI Common Stock on November 13, 1997 ("Tranche 1 Shares"), 100 shares of IRI Common Stock on November 13, 1998 ("Tranche 2 Shares"), 100 shares of IRI Common Stock on November 13, 1999 ("Tranche 3 Shares"), 100 shares of IRI Common Stock on November 13, 2000 ("Tranche 4 Shares") and 100 shares of IRI Common Stock on November 13, 2001 ("Tranche 5 Shares"), for so long as such employee remains in continuous employment with the Company or one of its affiliates. In addition, the options become immediately exercisable upon such employee's death or disability. Once exercisable, the options have the following exercise prices: Tranche 1 Shares -- the IPO Price; Tranche 2 Shares -- the greater of the IPO Price and the fair market value per share on November 13, 1998; Tranche 3 Shares -- the greater of the IPO Price and the fair market value per share on November 13, 1999; Tranche 4 Shares -- the greater of the IPO Price and the fair market value per share on November 13, 2000; and Tranche 5 Shares -- the greater of the IPO Price and the fair market value per share on November 13, 2001.

COMPENSATION PLANS AND ARRANGEMENTS

  Compensation of Named Executive Officers -- In General

     The compensation of the Named Executive Officers is approved by the Compensation Committee upon the recommendation of the Chief Executive Officer and, in the case of Mr. Teichgraeber, in accordance with his employment agreement with Cardwell

  The Incentive Plan

     On June 17, 1997, the Company adopted an equity incentive plan (the "Incentive Plan") to attract and retain qualified officers, directors and other key employees of, and consultants to, the Company.

     Shares Available Under the Incentive Plan. Subject to adjustment as provided in the Incentive Plan, the number of shares of IRI Common Stock that may be issued or transferred and covered by outstanding awards granted under the Incentive Plan will not exceed 4,000,000, which may be shares of original issuance or treasury shares or a combination thereof. Officers, directors and other key employees of and consultants to the Company ("Participants") may be selected by the Compensation Committee to receive benefits under the Incentive Plan.

     Options. The Compensation Committee may authorize the grant of rights that entitle the optionee to purchase IRI Common Stock ("Option Rights") at a price equal to or greater or less than market value on the date of grant. Subject to adjustment as provided in the Incentive Plan, no participant will be granted Option Rights, in the aggregate, for more than 3,000,000 shares during any three consecutive calendar years. The Compensation Committee may provide that the option price is payable at the time of exercise (i) in cash, (ii) by the transfer to the Company of nonforfeitable, unrestricted shares of IRI Common Stock, (iii) with any other legal consideration the Compensation Committee may deem appropriate, or (iv) by any combination of the foregoing methods of payment. A grant may provide for deferred payment of the option price from the proceeds of sale through a broker on the date of exercise of some or all of the shares of IRI Common Stock to which the exercise relates if there is then a public market for the IRI Common Stock. A grant may provide for automatic grant of reload option rights upon the exercise of Option Rights, including reload option rights, for shares of IRI Common Stock or any other noncash consideration authorized under the Incentive Plan, except that the term of any reload option right may not extend beyond the term of the Option Right originally exercised. The Compensation Committee has the authority to specify at the time Option Rights are granted that shares of IRI Common Stock will not be accepted in payment of the option price until they have been owned by the optionee for a specified period; however, the Incentive Plan does not require any such holding period and would permit immediate sequential exchanges of shares of IRI Common Stock at the time of exercise of Option Rights.

     Option Rights granted under the Incentive Plan may be Option Rights that are intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Code, or Option Rights that are not intended to so qualify. Any grant may provide for the payment of dividend equivalents to the optionee on a current, deferred or contingent basis or may provide that dividend equivalents be credited against the option price.

     No Option Right may be exercised more than ten years from the date of grant. Each grant must specify the period of continuous employment with, or continuous engagement of consulting services by, the Company that is necessary before the Option Rights will become exercisable and may provide for the earlier exercise of the Option Rights in the event of a change of control of the Company or other similar transaction or event. Successive grants may be made to the same optionee regardless of whether Option Rights previously granted to him or her remain unexercised.

     Transferability. No Option Right is transferable by a participant except by will or the laws of descent and distribution. Option Rights may not be exercised during a participant's lifetime except by the participant or, in the event of the participant's incapacity, by the participant's guardian or legal representative acting in a fiduciary capacity on behalf of the participant under state law and court supervision. Notwithstanding the foregoing, the Compensation Committee, in its sole discretion, may provide for the transferability of particular awards under the Incentive Plan.

     The Compensation Committee may specify at the date of grant that all or any part of shares of IRI Common Stock that is to be issued or transferred by the Company upon the exercise of Option Rights shall be subject to further restrictions on transfer.

     Adjustments. The maximum number of shares that may be issued or transferred under the Incentive Plan, the number of shares covered by outstanding Option Rights and the option prices or base prices per share applicable thereto are subject to adjustment in the event of stock dividends, stock splits, combinations of shares, recapitalizations, mergers, consolidations, spinoffs, reorganizations, liquidations, issuances of rights or warrants and similar transactions or events. In the event of any such transaction or event, the Compensation Committee may in its discretion provide in substitution for any or all outstanding awards under the Incentive Plan such alternative consideration as it may in good faith determine to be equitable in the circumstances and may require the surrender of all awards so replaced. The Compensation Committee may also, as it determines to be appropriate in order to reflect any such transaction or event, make or provide for such adjustments in the number of shares that may be issued or transferred and covered by outstanding awards granted under the Incentive Plan and the number of shares permitted to be covered by awards granted under the plan to any one participant during any calendar year.

     Administration and Amendments. The Incentive Plan will be administered by the Compensation Committee of the Board (such committee is referred to in this description of the Incentive Plan as the "Committee"). The Committee must consist of not less than two members who are "non-employee directors" within the meaning of Rule 16b-3 and "outside directors" within the meaning of Section 162(m) of the Code. In connection with its administration of the Incentive Plan, the Committee is authorized to interpret the Incentive Plan and related agreements and other documents. The Committee may make grants to participants under any or a combination of all of the various categories of awards that are authorized under the Incentive Plan and may condition the grant of awards on the surrender or deferral by the participant of the participant's right to receive a cash bonus or other compensation otherwise payable by the Company to the participant.

     The Incentive Plan may be amended from time to time by the Committee, but without further approval by the shareholders of the Company no such amendment may cause the Incentive Plan to cease to satisfy any applicable condition of Rule 16b-3 or cause any award under the Incentive Plan to cease to qualify for any applicable exception to Section 162(m) of the Code.

     Federal Income Tax Consequences. The following is a brief summary of certain of the federal income tax consequences of certain transactions under the Incentive Plan based on federal income tax laws in effect on the date of the Company's initial public offering. This summary is not intended to be exhaustive and does not describe state or local tax consequences.

     In general, (i) no income will be recognized by an optionee at the time a nonqualified Option Right is granted, (ii) at the time of exercise of a nonqualified Option Right, ordinary income will be recognized by the optionee in an amount equal to the difference between the option price paid for the shares and the fair market value of the shares if they are nonrestricted on the date of exercise and (iii) at the time of sale of shares acquired pursuant to the exercise of a nonqualified Option Right, any appreciation (or depreciation) in the value of the shares after the date of exercise will be treated as either short-term or long-term capital gain (or loss) depending on how long the shares have been held.

     No income generally will be recognized by an optionee upon the grant or exercise of an incentive stock option. If shares of IRI Common Stock are issued to an optionee pursuant to the exercise of an incentive stock option and no disqualifying disposition of the shares is made by the optionee within two years after the date of grant or within one year after the transfer of the shares to the optionee, then upon the sale of the shares any amount realized in excess of the option price will be taxed to the optionee as long-term capital gain and any loss sustained will be a long-term capital loss. If shares of IRI Common Stock acquired upon the exercise of an incentive stock option are disposed of prior to the expiration of either holding period described above, the optionee generally will recognize ordinary income in the year of disposition in an amount equal to any excess of the fair market value of the shares at the time of exercise (or, if less, the amount realized on the disposition of the shares in a sale or exchange) over the option price paid for the shares. Any further gain (or loss) realized by the optionee generally will be taxed as short-term or long-term gain (or loss) depending on the holding period.

     In limited circumstances where the sale of stock that is received as the result of a grant of an award could subject an officer or director to suit under
Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the tax consequences to the officer or director may differ from the tax consequences described above. In these circumstances, unless a special election has been made, the principal difference usually will be to postpone valuation and taxation of the stock received so long as the sale of the stock received could subject the officer or director to suit under Section 16(b) of the Exchange Act, but not longer than six months.

     To the extent that a participant recognizes ordinary income in the circumstances described above, the Company will be entitled to a corresponding deduction provided that, among other things, (i) the income meets the test of reasonableness, is an ordinary and necessary business expense and is not an "excess parachute payment" within the meaning of Section 280G of the Code and is not disallowed by the Section 162(m) $1.0 million limitation on certain executive compensation and (ii) any applicable reporting obligations are satisfied.

  Other Compensation Plans or Programs

     The Company does not maintain any other compensation plans or programs that apply to the Named Executive Officers, other than broad-based retirement plans.

EMPLOYMENT AGREEMENTS, SEVERANCE AGREEMENTS AND CHANGE-IN-CONTROL AGREEMENTS

     Mr. Teichgraeber has a five-year employment agreement with Cardwell, commencing as of April 17, 1997 and ending as of April 16, 2002. Under the agreement, Mr. Teichgraeber receives an annual base salary of $250,000, subject to review by Cardwell for increase (but not decrease) at the end of each twelve month period. Commencing with the twelve month period ending March 31, 1998, Mr. Teichgraeber also is eligible to receive an annual performance bonus of up to $600,000. The actual amount of such bonus, if any, is determined by the Company in its sole discretion. If a Change in Control (as defined in such agreement) occurs during the term of the agreement and while Mr. Teichgraeber is still employed by Cardwell, Mr. Teichgraeber is eligible to receive a special change in control bonus. The actual amount of such bonus, if any, shall be determined by the Company in its sole discretion. If Mr. Teichgraeber's employment with Cardwell is terminated during the term of the agreement: (i) by Cardwell for Cause (as defined in such agreement) or by Mr. Teichgraeber for any reason other than Good Reason (as defined in such agreement), Mr. Teichgraeber is not entitled to receive any further compensation or benefits under the agreement;
(ii) by Cardwell for any reason other than Cause or Disability (as defined in such agreement), Mr. Teichgraeber is entitled to receive a lump sum payment equal to his then-current base salary for the remainder of the term of the agreement; or (iii) as a result of his death or by Cardwell as a result of his Disability, Mr. Teichgraeber is entitled to receive payments equal to his then-current base salary (less any applicable disability benefits) for a period of six months. Finally, during the period ending on the later of the effective date of the termination of Mr. Teichgraeber's employment with Cardwell or the last day of the term of the agreement, Mr. Teichgraeber is prohibited from engaging in Competitive Activity (as defined in such agreement) with the Company, and is prohibited from soliciting any employee of the Company or any of its affiliates to terminate employment.

     No other Named Executive Officer has an employment agreement, severance agreement or change-in-control agreement with the Company or any affiliate.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of IRI Common Stock as of March 17, 1998 by (i) each person that owns beneficially more than 5% of the IRI Common Stock, (ii) each director and Named Executive Officer of the Company and (iii) all directors and executive officers of the Company as a group. For purposes of the table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date on which such person has the right to acquire such shares within 60 days after such given date.

DIRECTORS AND                                                    NUMBER OF        PERCENTAGE OF
EXECUTIVE OFFICERS                                            SHARES OWNED(1)    SHARES OWNED(1)
------------------                                            ---------------    ---------------
Hushang Ansary..............................................    24,094,333(2)(3)      59.4%
Daniel G. Moriarty..........................................        22,167(3)            *
Abdallah Andrawos...........................................        13,333(3)            *
Nina Ansary.................................................     3,010,000(3)          7.4%
Frank C. Carlucci...........................................     1,090,000(3)          2.7%
Dr. Philip David............................................     1,360,000(3)          3.4%
Munawar H. Hidayatallah.....................................        47,500(3)            *
Richard D. Higginbotham.....................................        13,667(3)            *
John D. Macomber............................................        10,000(3)            *
Edward L. Palmer............................................        10,000(3)            *
Stephen J. Solarz...........................................        10,000(3)            *
Gary W. Stratulate..........................................        38,333(3)            *
Arthur C. Teichgraeber......................................        39,622(3)            *
Alexander B. Trowbridge.....................................        10,000(3)            *
J. Robinson West............................................        10,000(3)            *
All directors and executive officers as a group (15
  persons)..................................................    29,778,955(2)(3)      73.5%
CERTAIN OTHER HOLDERS
Nader Ansary................................................     3,000,000             7.4%
The Ansary Family Trust.....................................     2,850,000(2)          7.0%

---------------
  * Less than 1%.
(1) Assumes exercise of vested options.

(2) Mr. Ansary, The Ansary Family Trust, a trust controlled by Mr. Ansary for the benefit, inter alia, of members of his immediate family, and a private charitable foundation controlled by Mr. Ansary directly own in the aggregate 17,751,000 shares of IRI Common Stock. Includes 6,010,000 shares of IRI Common Stock owned by Nina Ansary and Nader Ansary (Mr. Ansary's daughter and son), of which Mr. Ansary disclaims beneficial ownership.

(3) Including, in the case of Mr. Ansary, Ms. Ansary, Mr. Carlucci and Mr. David, and otherwise consisting of, options to purchase shares of IRI Common Stock granted pursuant to the Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CORPORATE CONSOLIDATION

     On October 14, 1997, the Company and its then sole stockholder, Energy Services International Ltd. ("ESI"), merged pursuant to Section 253 of the Delaware General Corporation Law (the "Merger"), and ESI, as the surviving entity, changed its name to IRI International Corporation. As a result of the Merger, the stockholders of ESI became the stockholders of the Company, the number of issued and outstanding shares of IRI Common Stock was increased to 30,000,000 and all issued and outstanding shares of the Company's preferred stock (including all accrued and unpaid dividends thereon) and all shares of treasury stock were canceled.

OTHER TRANSACTIONS

     During the three month period ended March 31, 1997, the Company paid ESI approximately $450,000 to reimburse ESI for certain administrative service costs (compensation and related expenses) paid by ESI on behalf of the Company for services rendered between September 20, 1994 and March 31, 1997.

     At December 31, 1996, the Company was owed $158,000 by an affiliate for services rendered by Company personnel to the affiliate during 1996. Payment was received in July 1997, and no further services have been rendered.

REGISTRATION RIGHTS AGREEMENT

     In November 1997, the Company entered into a registration rights agreement with each of the stockholders who held IRI Common Stock prior to the Company's initial public offering (the "Registration Rights Agreement"). The Registration Rights Agreement provides for demand registration rights pursuant to which, upon the request of a holder or holders (the "Requesting Holders") who are affiliates of the Company or who own at least 10% of the shares of IRI Common Stock subject to such agreement (the "Registrable Securities"), the Company will file a registration statement under the Securities Act to register Registrable Securities held by the Requesting Holder and any other stockholders holding Registrable Securities, provided that at least 10% of the number of shares of Registrable Securities or aggregate principal amount of Registrable Securities outstanding at such time is requested to be registered. In addition, subject to certain conditions and limitations, the Registration Rights Agreement will provide that holders of Registrable Securities may participate in any registration by the Company of its shares of IRI Common Stock in an underwritten offering. The Registration Rights conferred by the Registration Rights Agreement are transferable to transferees of the Registrable Securities covered thereby.

     Under the Registration Rights Agreement, the Company is required to pay all the costs associated with such an offer other than underwriting discounts and commissions and transfer taxes attributable to the Registrable Securities sold. In addition, the Company will indemnify the Requesting Holders, and the Requesting Holders will indemnify the Company, against certain liabilities in respect of any registration statement or offering covered by the Registration Rights Agreement.

INDEMNIFICATION AGREEMENTS

     In November 1997, the Company entered into an indemnification agreement (each, an "Indemnification Agreement") with each of its directors and executive officers (each, an "Indemnitee"). Each Indemnification

Agreement will provide that the Company will indemnify each Indemnitee when he or she is involved in any manner or is threatened to be involved in any proceeding (i) by reason of the fact he or she is or was or had agreed to become a director or officer of the Company, or is or was serving or had agreed to serve at the request of the Company as a director, officer, employee or agent of another entity, or by reason of any action alleged to have been taken or omitted in such capacity, against all liabilities actually incurred by the Indemnitee in connection therewith so long as the Indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful or (ii) by or in the right of the Company to procure a judgment in its favor by reason of the fact that he or she is or was or had agreed to become a director or officer of the Company, or is or was serving or had agreed to serve at the request of the Company as a director, officer, employee or agent of another entity, against all liabilities actually incurred by the Indemnitee in connection therewith so long as he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, except no indemnification will be made if the Indemnitee is adjudged to be liable to the Company, unless and only to the extent a proper court determines that despite the adjudication of liability the Indemnitee is entitled to indemnity.

     The Company has agreed to indemnify each Indemnitee against liabilities arising from the Indemnitee's alleged or actual negligence or breach of duty or misstatement made, or acquiesced to, in his or her capacity as an officer or director of the Company, or while serving at the request of the Company as a director, officer, employee or agent of another entity.

     In the event the Company disputes an Indemnitee's right to indemnification under an Indemnification Agreement, the Company has agreed to pay all expenses relating to the Indemnitee's enforcement of its rights under his or her Indemnification Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IRI INTERNATIONAL CORPORATION

                                          By:  /s/ MUNAWAR H. HIDAYATALLAH
                                            ------------------------------------
                                                  Munawar H. Hidayatallah,
                                            Executive Vice President and
                                            Chief Financial Officer, Director

Date: April 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   SIGNATURES

                    *                         Chairman of the Board and Chief      Date: April 27, 1998
------------------------------------------           Executive Officer
              Hushang Ansary

                    *                           Vice-Chairman of the Board         Date: April 27, 1998
------------------------------------------
            Daniel G. Moriarty

       /s/ MUNAWAR H. HIDAYATALLAH            Executive Vice President, Chief      Date: April 27, 1998
------------------------------------------   Financial and Accounting Officer
         Munawar H. Hidayatallah                       and Director

                    *                             Secretary and Director           Date: April 27, 1998
------------------------------------------
            Abdallah Andrawos

                    *                          President and Chief Operating       Date: April 27, 1998
------------------------------------------            Officer of the
            Gary W. Stratulate                   IRI Division and Director

                    *                          President and Chief Operating       Date: April 27, 1998
------------------------------------------            Officer of the
         Richard D. Higginbotham                 Bowen Tools Division and
                                                         Director

                    *                          President and Chief Operating       Date: April 27, 1998
------------------------------------------  Officer of Cardwell International,
          Arthur C. Teichgraeber                     Ltd. and Director

                    *                                    Director                  Date: April 27, 1998
------------------------------------------
               Nina Ansary

                    *                                    Director                  Date: April 27, 1998
------------------------------------------
            Frank C. Carlucci

                    *                                    Director                  Date: April 27, 1998
------------------------------------------
             Dr. Philip David

                    *                                        Director                     Date: April 27, 1998
------------------------------------------
             John D. Macomber

                    *                                        Director                     Date: April 27, 1998
------------------------------------------
             Edward L. Palmer

                    *                                        Director                     Date: April 27, 1998
------------------------------------------
            Stephen J. Solarz

                    *                                        Director                     Date: April 27, 1998
------------------------------------------
         Alexander B. Trowbridge

                    *                                        Director                     Date: April 27, 1998
------------------------------------------
             J. Robinson West

---------------
* By Munawar H. Hidayatallah, Attorney-In-Fact

                               INDEX TO EXHIBITS

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
    *3.1      --   Form of Restated Certificate of Incorporation of IRI
                   International Corporation.
    *3.2      --   Certificate of Ownership and Merger of ESI with the Company filed on October 14, 1997.
    *3.3      --   Amended and Restated Bylaws of the Company.
    *4.2      --   Form of Registration Rights Agreement between the Company
                   and its current stockholders.
   *10.1      --   Form of Indemnification Agreement among the Company and its officers and directors.
   *10.2      --   Employment Agreement, dated as of April 17, 1997, between
                   Cardwell and A.C. Teichgraeber and joined by the Company.
   *10.3      --   Credit Agreement, dated as of March 31, 1997, among ESI, the
                   Company, the several lenders from time to time parties
                   thereto, Credit Lyonnais New York Branch and Lehman
                   Commercial Paper Inc. (the "Credit Agreement").
  *10.3A      --   Amendment No. 1 to the Credit Agreement.
  *10.3B      --   Form of Agreement and Consent to the Credit Agreement.
   *10.4      --   Senior Subordinated Increasing Rate Note Purchase Agreement,
                   dated as of March 31, 1997, by and among the Company, Energy
                   Services International Limited and Strategic Resource
                   Partners Fund ("Senior Note Purchase Agreement").
  *10.4A      --   Form of Agreement and Consent to the Senior Note Purchase
                   Agreement.
   *10.5      --   Asset Purchase Agreement, dated as of January 20, 1997, by and among Bowen Tools, Inc.-- Delaware, Bowen, Air Liquide and the Company.
   *10.6      --   Acquisition Agreement, dated as of March 20, 1997, by and
                   among A.C. Teichgraeber, Teichgraeber Family Limited
                   Partnership, L.P., Arthur C. Teichgraeber Charitable
                   Remainder Trust, Greenwood Pipe and Threading Company, EDCO
                   Drilling Company Inc. and the Company.
   *10.7      --   Equity Incentive Plan of the Company.
   *10.8      --   Form of Nonqualified Stock Option Agreement.
   *10.9      --   Collective Bargaining Agreement dated as of July 8, 1997
                   between Bowen and General Drivers, Warehousemen, Helpers,
                   Production Maintenance and Service Employees, Local Union
                   No. 968.
     *21      --   List of Subsidiaries of the Company.
    23.1      --   Consent of KPMG Peat Marwick LLP.

---------------
* Exhibit incorporated herein by reference to the Registrant's registration statement on Form S-1 (Registration No. 333-31157) dated September 8, 1997, as amended.