Form 10-Q
period 1998-03-31
IRI INTERNATIONAL CORP
filed 1998-05-15
CIK 1044979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 1998
                                                 ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________ to __________

    Commission file number 333-31157


                          IRI INTERNATIONAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   75-2044681
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



1000 Louisiana, Suite 5900,  Houston, Texas                            77002
----------------------------------------------                       ----------
(Address of principal executive offices)                             (Zip code)


Registrant's telephone number, including area code      (713) 651-8002
                                                  -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at May 12, 1998
------------------------------                  -------------------------------
Common stock, $0.01 par value                             39,900,000
 per share

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                     March 31,    December 31,
                                       ASSETS                                          1998           1997
                                       ------                                        ---------    ------------
                                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                                       $  57,356      $  49,473
     Marketable securities, at fair value (cost of $2,003 at March 31, 1998
       and $7,448 at December 31, 1997)                                                  1,971          8,218
     Accounts receivable, less allowance for doubtful accounts of $512 at
       March 31, 1998 and $455 at December 31, 1997                                     35,932         33,130
     Inventories                                                                        95,159        100,901
     Costs and estimated earnings in excess of billings on uncompleted contracts         4,155          8,853
     Other current assets                                                                1,881          1,444

                                                                                    ----------      ---------
                  Total current assets                                                 196,454        202,019

Property, plant and equipment, net                                                      45,367         43,219

Other assets                                                                             5,556          5,836
                                                                                     ---------      ---------
                                                                                     $ 247,377      $ 251,074
                                                                                     =========      =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                                        $  18,832      $  27,797
     Customer advances                                                                   6,824          7,546
     Other liabilities                                                                   7,912          4,786
                                                                                     ---------      ---------
                  Total current liabilities                                             33,568         40,129

Negative goodwill, less accumulated amortization                                         8,051          9,393
Accrued postretirement benefits                                                          2,362          2,420
Other long-term liabilities                                                                618            726
                                                                                     ---------      ---------
                  Total liabilities                                                     44,599         52,668
                                                                                     ---------      ---------

Shareholders' equity:
     Preferred stock, $1 par value, 25,000,000 shares authorized, none issued             --             --
     Common stock, $0.01 par value, 100,000,000 shares authorized,
       39,900,000 shares issued and outstanding                                            399            399
     Additional paid-in capital                                                        168,538        168,538
     Retained earnings                                                                  35,298         30,926
     Accumulated other comprehensive income                                             (1,457)        (1,457)
                                                                                     ---------      ---------
                  Total shareholders' equity                                           202,778        198,406

Commitments and contingencies
                                                                                     ---------      ---------
                                                                                     $ 247,377      $ 251,074
                                                                                     =========      =========

See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)



                                                    Three Months Ended
                                                  ----------------------
                                                         March 31,
                                                  ----------------------
                                                    1998          1997
                                                  --------      --------
Revenues                                          $ 47,232      $ 16,594
Cost of goods sold                                  34,383        12,452
                                                  --------      --------
         Gross profit                               12,849         4,142

Administrative and selling expense                   7,359         2,297
                                                  --------      --------
         Operating income                            5,490         1,845
                                                  --------      --------

Other income (expense):
     Interest income                                   712            54
     Interest expense                                  (97)         (265)
     Other, net                                        389            23
                                                  --------      --------
                                                     1,004          (188)
                                                  --------      --------
         Income before income taxes                  6,494         1,657

Income taxes                                         2,122          --
                                                  --------      --------
         Net income                               $  4,372      $  1,657
                                                  ========      ========

Basic and diluted net income per common share     $   0.11      $   0.06
                                                  ========      ========

Weighted average shares outstanding                 39,900        30,000
                                                  ========      ========



See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                  ACCUMULATED
                                       ADDITIONAL                   OTHER            TOTAL
                            COMMON       PAID-IN     RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                            STOCK        CAPITAL     EARNINGS       INCOME           EQUITY
                           --------    ----------    --------    -------------   -------------
Balances at
   December 31, 1997       $    399     $168,538     $ 30,926     $ (1,457)       $198,406

Net income (unaudited)         --           --          4,372         --             4,372
                           --------     --------     --------     --------        --------

Balances at March 31,
   1998 (unaudited)        $    399     $168,538     $ 35,298     $ (1,457)       $202,778
                           ========     ========     ========     ========        ========



See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                                                            Three Months Ended
                                                                         -----------------------
                                                                                  March 31,
                                                                         -----------------------
                                                                           1998           1997
                                                                         --------       --------
Cash flows from operating activities:
   Net income                                                            $  4,372       $ 1,657
   Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation and amortization                                        1,151            48
       Amortization of negative goodwill                                   (1,342)       (1,342)
       Change in employee benefit accounts                                    (58)         (242)
       Changes in assets and liabilities:
         Marketable securities                                              6,247          --
         Accounts receivable                                               (2,802)        1,620
         Inventories                                                        5,742        (4,648)
         Other current assets                                               4,261          (917)
         Other non current assets                                             280          --
         Accounts payable and accrued liabilities, customer advances
             and other liabilities                                         (6,599)       (4,324)
                                                                         --------       -------
                  Net cash used in operations                              11,252        (8,148)
                                                                         --------       -------

Cash flows from investing activities:
   Capital expenditures                                                    (3,299)         (435)
   Acquisition of Bowen assets, net of liabilities assumed                   --         (74,477)
   Deferred acquisition costs of Cardwell                                    --            (135)
                                                                         --------       -------
                  Net cash used in investing activities                    (3,299)      (75,047)
                                                                         --------       -------

Cash flows from financing activities:
   Proceeds from notes payable                                                 17        99,843
   Payments on notes payable                                                  (28)       (5,000)
   Debt issuance costs                                                       --          (3,807)
   Payments on capital lease obligation                                       (59)          (35)
                                                                         --------       -------
                  Net cash flows used in financing activities                 (70)       91,001
                                                                         --------       -------

Increase in cash and cash equivalents                                       7,883         7,806
Cash and cash equivalents at beginning of year                             49,473         8,635
                                                                         --------       -------
Cash and cash equivalents at end of year                                 $ 57,356       $16,441
                                                                         ========       =======

Supplemental cash flow information:
   Interest paid                                                         $     97       $   265
                                                                         ========       =======
   Income taxes paid                                                     $  1,240       $    --
                                                                         ========       =======

See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)    General

       The accompanying condensed consolidated financial statements of IRI International Corporation and subsidiaries (the Company) as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation for such periods. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

       Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted herein. The interim information should be read in conjunction with the Company's annual financial statements and notes.

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had accumulated other comprehensive loss at December 31, 1997 of $1,457,000 consisting entirely of an adjustment to recognize additional minimum pension liability. The Company had no other comprehensive income for the three months ended March 31, 1998 and 1997.

(2)    Inventories

       Inventories consist of the following at March 31, 1998 and December 31, 1997 (in thousands):


                         1998        1997
                        ------     -------
Raw materials          $36,534    $ 39,087
Work-in-process         22,127      28,771
Finished goods          36,498      33,043
                       -------    --------
           Total       $95,159    $100,901
                       =======    ========


(3)    Commitments and contingencies

       The Company has contract commitments aggregating $50.8 million at March 31, 1998 for the manufacture and delivery of drilling rigs during the remainder of fiscal 1998.

       At March 31, 1998, the Company was contingently liable for approximately $4.2 million in letters of credit which guarantee the Company's performance for payment to third parties in accordance with specified contractual terms and conditions. These letters of credit are primarily secured by the Company's cash, accounts receivable and inventory. Management does not expect any material losses to result from these off-balance-sheet instruments as it anticipates full performance on the related contracts.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(4)    Acquisitions

       On March 31, 1997, the Company acquired certain assets and assumed certain liabilities of Bowen Tools, Inc. ("Bowen"), a wholly-owned subsidiary of the French chemical concern L'Air Liquide, for a total cash consideration of $75.1 million. On April 17, 1997, the Company also acquired the stock of Cardwell International Ltd. ("Cardwell"), a privately owned company, as well as certain assets held by affiliates of Cardwell for approximately $12 million in cash at closing and partial payment ($3 million) of a note payable to bank. In addition the Company incurred approximately $3.2 million ($2.6 million for Bowen and $.6 million for Cardwell) of transaction costs in connection with the acquisitions.

       The following sets forth selected consolidated financial information for the Company on a pro forma basis for the three months ended March 31, 1997, assuming the Bowen and Cardwell acquisitions had occurred on January 1, 1997 (in thousands, except per share amounts):


Revenues                                  $ 39,004
                                          ========
Gross profit                              $ 13,431
                                          ========
Operating income                          $  2,842
                                          ========
Net loss                                  $     (9)
                                          ========
Net loss per common share                 $   0.00
                                          ========


       Pro forma adjustments primarily relate to additional interest expense resulting from debt to finance the acquisitions, additional depreciation and amortization expenses as a result of the purchase price allocations to property, plant and equipment and excess of cost over net tangible assets purchased and the related tax effects of these adjustments.

       The pro forma information is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 1, 1997, or that may be achieved in the future.

(5)    Subsequent event

       On March 8, 1998, the Board of Directors of the Company and of Hitec ASA, a Norwegian Corporation ("Hitec") approved a transaction whereby the businesses of the Company and Hitec were to be combined. On April 28, 1998, the merger discussions were terminated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

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

RESULTS OF OPERATIONS

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

Results of Segment Operations

         The following discussion of the results of operations of the Company's oilfield equipment, downhole tools and specialty steel segments does not reflect the allocation of corporate and unallocated administrative expenses, amortization of negative goodwill and amortization of goodwill on an individual segment basis. Certain information that reconciles the discussion of the results of operations of the individual segments to the Company's Condensed Consolidated Financial Statements is as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                          ----------------------
                                            1998           1997
                                          --------      --------
REVENUES                                  $ 25,062      $ 12,897
   Oilfield equipment                       19,576          --
   Downhole tools
   Specialty steel                           2,906         3,697
   Eliminations                               (312)         --
                                          --------      --------
       Total                              $ 47,232      $ 16,594
                                          ========      ========

SEGMENT OPERATING INCOME
   Oilfield equipment                     $  5,041      $    822
   Downhole tools                            3,138          --
   Specialty steel                             518         1,179
                                          --------      --------
       Total                                 8,697         2,001

   Corporate overhead and unallocated
       administrative expenses              (4,242)       (1,498)
   Amortization of negative goodwill         1,342         1,342
   Amortization of goodwill                   (307)         --
                                          --------      --------
   Operating income                       $  5,490      $  1,845
                                          ========      ========


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
1997

Oilfield Equipment

       Revenues and operating income for the oilfield equipment unit were $25.1 million and $5.0 million, respectively, for the three months ended March 31, 1998, as compared to $12.9 million and $0.8 million, respectively, for the three months ended March 31, 1997. For the three months ended March 31, 1998, revenues and operating income reflect contributions thereto by the Company's wholly-owned subsidiary, Cardwell International Ltd. ("Cardwell"), of $5.6 million and $0.6 million. The increase in revenues resulted from the acquisition of Cardwell, which occurred on April 17, 1997, increased sales of rig packages by the IRI Division, and an increase in refurbishment activity. Increased operating income resulted from increased sales volume and a favorable mix between spare parts and rig sales in the period. Gross margin for the three months ended March 31, 1998 was 24.3%, as compared to 16.0% for the three months period ended March 31, 1997. The increase in gross margin was due primarily to a favorable mix between spare parts and rigs and increased pricing on rigs.

Downhole Tools

       The Company acquired the Bowen Tools Division on March 31, 1997 and prior to such date the Company had no downhole tools unit. Revenues and operating income for the Bowen Tools Division were $19.6 million and $3.1 million, respectively, for the three months ended March 31, 1998, as compared to $16.6 million and $2.0 million, respectively, for the three months ended March 31, 1997. Increased revenues and operating income at the Bowen Tools Division were primarily attributable to increased drilling activity in the U.S. Gross margin for the three months ended March 31, 1998 was 26.7%, as compared to 25.6% for the three months ended March 31, 1997. The increase in gross margin was primarily due to improved pricing and a favorable mix between rentals and sales.

Specialty Steel

       Revenues and operating income for the specialty steel unit were $2.9 million and $0.5 million, respectively, for the three months ended March 31, 1998, as compared to $3.7 and $1.2 million, respectively, for the three months ended March 31, 1997. The decrease in revenues was primarily the result of reduced demand from a major customer. Gross margin for the three months ended March 31, 1998 was 17.8%, as compared to 31.9% for the three months ended March 31, 1997. The decrease in gross margin was primarily due to the reduction of high margin business from a major customer.

Corporate, Administrative and Interest Expenses

       Corporate and administrative expenses were $4.2 million for the three months ended March 31, 1998, as compared to $2.6 million for the three months ended March 31, 1997. The increase was due primarily to the inclusion of Bowen Tools Division's and Cardwell's administrative expenses of $1.5 million and $0.4 million, respectively, for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1998, the Company had cash, cash equivalents and marketable securities of $59.3 million, compared to $57.7 million at December 31, 1997. At March 31, 1998, the Company's working capital was $162.9 million, compared to $161.9 million at December 31, 1997.

The New Revolving Credit Facility

       The Company expects to enter into a commitment letter with Lehman Commercial Paper Inc. during the second quarter of 1998 relating to a $100.0 million unsecured reducing revolving credit facility (the "New Credit Facility"). The available credit under the New Credit Facility will (i) decrease to $80.0 million on the third anniversary of the initial borrowing thereunder (the "Initial Borrowing Date"), (ii) decrease to $50.0 million on the fourth anniversary of the Initial Borrowing Date and (iii) terminate five years after the Initial Borrowing Date. The New Credit Facility will also provide for a $20.0 million sublimit for the issuance of letters of credit. In addition, the Company anticipates that the New Credit Facility will contain standard terms and conditions for facilities of this type.

       Management believes that current working capital in conjunction with borrowings under its current credit facility and the New Credit Facility, if entered into, will be sufficient to meet the Company's short-term (i.e., less than one year) and long-term liquidity needs.

YEAR 2000

       The Company has established a task force that is currently working to ascertain and resolve the potential problems associated with the year 2000, and the processing of date sensitive information by the Company's computer and other systems. Based on preliminary information, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the year 2000 issues, and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

       With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic and competitive factors outside of the control of the Company. These factors more specifically include: dependence on the oil and gas industry, competition from various entities, the impact of government regulations, the instability of certain foreign economies, currency fluctuations, risks of expropriation and changes in law affecting international trade and investment. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

    On March 8, 1998, the Board of Directors of the Company approved a transaction whereby the businesses of the Company and Hitec ASA, a Norwegian corporation ("Hitec") would be combined (the "Hitec Transaction"). On April 28, 1998, after the conclusion of the Company's due diligence investigation of Hitec, and after the Company and Hitec were unsuccessful in completing negotiations with respect to the Hitec Transaction, the Board of Directors of the Company voted to terminate the Hitec Transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this item.

    (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on March 16, 1998 regarding the press release announcing the Hitec Transaction.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly consented this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1998

                                               IRI INTERNATIONAL CORPORATION



                                               /s/ Munawar H. Hidayatallah
                                               ---------------------------------
                                               Munawar H. Hidayatallah
                                               Executive Vice President,
                                               Chief Financial and
                                               Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

      *3.1           --  Form or Restated Certificate of Incorporation
                         of IRI International Corporation.

      *3.2           --  Amended and Restated Bylaws of the Company.

      27.1           --  Financial Data Schedule (submitted as an exhibit
                         only in the electronic format of this Quarterly
                         Report on Form 10-Q submitted to the Securities and Exchange Commission).

-----------

* Exhibit incorporated herein by reference to the Registrant's registration statement on Form S-1 (Registration No. 333-31157) dated September 8, 1997, as amended.