Form 10-Q
period 1998-06-30
IRI INTERNATIONAL CORP
filed 1998-08-14
CIK 1044979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

     __________________________ to ____________________________

     Commission file number 333-31157


                          IRI INTERNATIONAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   75-2044681
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


 1000 Louisiana, Suite 5900, Houston, Texas                77002
--------------------------------------------       ----------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code      (713) 651-8002
                                                   ---------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                          Outstanding at August 13, 1998
---------------------------------------        -------------------------------
Common stock, $0.01 par value per share                  39,900,000

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                       JUNE 30,        DECEMBER 31,
                                      ASSETS                                             1998              1997
                                   ------------                                      ------------      ------------
                                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                                       $     31,822      $     49,473
     Marketable securities, at fair value (cost of $12,765 at June 30, 1998
       and $7,448 at December 31, 1997)                                                    12,469             8,218
     Accounts receivable, less allowance for doubtful accounts of $577 at
       June 30, 1998 and $455 at December 31, 1997                                         26,371            33,130
     Inventories                                                                          112,432           100,901
     Costs and estimated earnings in excess of billings on uncompleted contracts            9,113             8,853
     Other current assets                                                                   2,346             1,444
                                                                                     ------------      ------------
                  Total current assets                                                    194,553           202,019

Property, plant and equipment, net                                                         47,137            43,219

Other assets                                                                                4,972             5,836
                                                                                     ------------      ------------
                                                                                     $    246,662      $    251,074
                                                                                     ============      ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
                     -----------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                                        $     16,743      $     27,797
     Customer advances                                                                      9,866             7,546
     Other liabilities                                                                      2,346             4,786
                                                                                     ------------      ------------
                  Total current liabilities                                                28,955            40,129

Negative goodwill, less accumulated amortization                                            6,710             9,393
Accrued postretirement benefits                                                             2,373             2,420
Other long-term liabilities                                                                   544               726
                                                                                     ------------      ------------
                  Total liabilities                                                        38,582            52,668
                                                                                     ------------      ------------

Shareholders' equity:
     Preferred stock, $1 par value, 25,000,000 shares authorized, none issued                  --                --
     Common stock, $0.01 par value, 100,000,000 shares authorized,
       39,900,000 shares issued and outstanding                                               399               399
     Additional paid-in capital                                                           168,514           168,538
     Retained earnings                                                                     40,823            30,926
     Accumulated other comprehensive loss                                                  (1,656)           (1,457)
                                                                                     ------------      ------------
                  Total shareholders' equity                                              208,080           198,406

Commitments and contingencies
                                                                                     $    246,662      $    251,074
                                                                                     ============      ============

     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE                                 JUNE
                                                            ------------------------------      ------------------------------
                                                                1998              1997              1998               1997
                                                            ------------      ------------      ------------      ------------

Revenues                                                    $     51,399      $     41,191      $     98,631      $     57,785
Cost of goods sold                                                35,931            32,674            70,314            45,126
                                                            ------------      ------------      ------------      ------------
         Gross profit                                             15,468             8,517            28,317            12,659

Administrative and selling expense                                 6,820             6,630            14,179             8,928
                                                            ------------      ------------      ------------      ------------
         Operating income                                          8,648             1,887            14,138             3,731
                                                            ------------      ------------      ------------      ------------

Other income (expense):
     Interest income                                                 599                25             1,311                79
     Interest expense                                               (132)           (2,882)             (229)           (3,147)
     Unrealized losses on trading securities                      (2,359)               --            (1,976)               --
     Special charge                                                 (631)               --              (631)               --
     Other, net                                                     (376)              (98)             (370)              (74)
                                                            ------------      ------------      ------------      ------------
                                                                  (2,899)           (2,955)           (1,895)           (3,142)
                                                            ------------      ------------      ------------      ------------

         Income before income taxes                                5,749            (1,068)           12,243               589

Income taxes                                                         224               168             2,346               168
                                                            ------------      ------------      ------------      ------------
         Net income (loss)                                  $      5,525      $     (1,236)     $      9,897      $        421
                                                            ============      ============      ============      ============

Basic and diluted net income (loss) per common share        $       0.14      $      (0.04)     $       0.25      $       0.01
                                                            ============      ============      ============      ============

Weighted average shares outstanding                               39,900            30,000            39,900            30,000
                                                            ============      ============      ============      ============


     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                                                    ACCUMULATED
                                                                      ADDITIONAL                       OTHER             TOTAL
                                                         COMMON        PAID-IN         RETAINED    COMPREHENSIVE     SHAREHOLDERS'
                                                         STOCK         CAPITAL         EARNINGS         LOSS            EQUITY
                                                       ----------     ----------      ----------     ----------      ------------
Balances at
   December 31, 1997                                   $      399     $  168,538      $   30,926     $   (1,457)     $  198,406

Net income (unaudited)                                         --             --           9,897             --           9,897

Direct costs of initial public offering
   (unaudited)                                                 --            (24)             --             --             (24)

Translation adjustment (unaudited)                             --             --              --           (199)           (199)
                                                       ----------     ----------      ----------     ----------      ----------

Balances at June 30, 1998
   (unaudited)                                         $      399     $  168,514      $   40,823     $   (1,656)     $  208,080
                                                       ==========     ==========      ==========     ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                           ------------------------------
                                                                               1998              1997
                                                                           ------------      ------------
Cash flows from operating activities:
   Net income                                                              $      9,897      $        421
   Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation and amortization                                              2,792             1,073
       Amortization of negative goodwill                                         (2,683)           (2,684)
       Change in employee benefit accounts                                         (107)             (272)
       Changes in assets and liabilities:
         Marketable securities                                                   (4,251)               --
         Accounts receivable                                                      6,759            (1,770)
         Inventories                                                            (11,531)           (6,755)
         Other current assets                                                    (1,162)            2,054
         Other non current assets                                                   226                --
         Accounts payable and accrued liabilities,
             customer advances and other liabilities                            (11,151)             (244)
         Change in cumulative translation adjustment                               (199)               --
                                                                           ------------      ------------
                  Net cash flows used in operations                             (11,410)           (8,177)
                                                                           ------------      ------------
Cash flows from investing activities:
   Capital expenditures                                                          (6,072)           (1,191)
   Acquisition of Bowen assets, net of
     liabilities assumed                                                             --           (74,978)
   Acquisition costs of Cardwell, net of liabilities assumed                         --           (12,565)
                                                                           ------------      ------------
                  Net cash flows used in investing activities                    (6,072)          (88,734)
                                                                           ------------      ------------
Cash flows from financing activities:
   Proceeds from notes payable                                                       --            99,503
   Payments on notes payable                                                        (64)           (5,000)
   IPO costs                                                                        (24)           (3,807)
   Payments on capital lease obligation                                             (81)              (54)
                                                                           ------------      ------------
                  Net cash flows provided by (used in) financing
                     activities                                                    (169)           90,642
                                                                           ------------      ------------
Decrease in cash and cash equivalents                                           (17,651)           (6,269)
Cash and cash equivalents at beginning of period                                 49,473             8,635
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $     31,822      $      2,366
                                                                           ============      ============

Supplemental cash flow information:
   Interest paid                                                           $        229      $         81
                                                                           ============      ============
   Income taxes paid                                                       $      5,019      $         --
                                                                           ============      ============

     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)    General

       The accompanying condensed consolidated financial statements of IRI International Corporation and subsidiaries (the Company) as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation for such periods. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

       Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted herein. The interim information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had accumulated other comprehensive loss at December 31, 1997 of $1,457,000 consisting entirely of an adjustment to recognize additional minimum pension liability. The Company had other comprehensive income for the three and six months ended June 30, 1998 of $(199,000) consisting of foreign currency translation adjustments.

(2)    Inventories

       Inventories consist of the following at June 30, 1998 and December 31, 1997 (in thousands):

                                                                                   1998                     1997
                                                                                ---------                ---------

             Raw materials                                                     $   43,458                $  39,087
             Work-in-process                                                       33,471                   28,771
             Finished goods                                                        35,503                   33,043
                                                                                ---------                ---------
                               Total                                            $ 112,432                $ 100,901
                                                                                =========                =========

(3)    Commitments and Contingencies

       The Company has contract commitments aggregating $56.4 million at June 30, 1998 for the manufacture and delivery of drilling rigs during the remainder of fiscal 1998. At June 30, 1998, the Company was contingently liable for approximately $6.0 million in letters of credit which guarantee the Company's performance for payment to third parties in accordance with specified contractual terms and conditions. These letters of credit are primarily secured by the Company's cash, accounts receivable and inventory. Management does not expect any material losses to result from these off-balance-sheet instruments as it anticipates full performance on the related contracts.

(4)    Net Income (Loss) per Common Share

       Stock options outstanding at June 30, 1998 of 3,866,000 shares were not considered in the computation of net income per common share because the exercise price exceeded the average market price for the period and are therefore antidilutive.

(5)    Acquisitions

       On March 31, 1997, the Company acquired certain assets and assumed certain liabilities of Bowen Tools, Inc. ("Bowen"), a wholly-owned subsidiary of the French chemical concern L'Air Liquide, for a total cash consideration of $75.1 million. On April 17, 1997, the Company also acquired the stock of Cardwell International Ltd. ("Cardwell"), a privately owned company, as well as certain assets held by affiliates of Cardwell for approximately $12 million in cash at closing and partial payment ($3 million) of a note payable to bank. In addition, the Company incurred approximately $3.2 million ($2.6 million for Bowen and $.6 million for Cardwell) of transaction costs in connection with the acquisitions.

       The following sets forth selected consolidated financial information for the Company on a pro forma basis for the six months ended June 30, 1997, assuming the Bowen and Cardwell acquisitions had occurred on January 1, 1997 (in thousands, except per share amounts):

             Revenues                                                 $     80,195
                                                                      ============
             Gross profit                                             $     22,507
                                                                      ============
             Operating income                                         $      5,294
                                                                      ============
             Net loss                                                 $     (1,231)
                                                                      ============
             Net loss per common share                                $      (0.04)
                                                                      ============

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

(6)    Special Charge

       On April 28, 1998, the Company terminated a proposed merger with Hitec ASA, a Norwegian Corporation. External expenses incurred in connection with the merger have been reported as a special charge of $631,000 for the three and six months ended June 30, 1998.

(7)      New Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting of the Costs of Start-up Activities, which is effective for financial statements issued for periods beginning after December 15, 1998. The Company believes SOP 98-5 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SOP 98-5 in the first quarter of 1999.

         The Company is assessing the reporting and disclosure requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 15, 1997, but is not required for interim financial statements in the initial year of its application. The Company will adopt the provisions of SFAS No. 131 in its December 31, 1998 consolidated financial statements.

         The Company is also assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

         The Company manufactures land-based drilling and well-servicing rigs, rig component parts, and downhole tools and related equipment for use in the domestic and international markets. The Company's revenues are substantially dependent upon the condition of the oil and gas industry and worldwide levels of exploration, development and production activity, including the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Exploration, development and production activity is largely dependent on the prevailing view of future oil and natural gas prices, which have been characterized by significant volatility over the last 20 years. Oil and natural gas prices are influenced by numerous factors affecting the supply of and demand for oil and gas, including the level of drilling activity, worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, political requirements of national governments, coordination by OPEC and the cost of producing oil and gas. Demand for the Company's products in certain emerging market countries may depend somewhat less on the prevailing view of future oil and natural gas prices as such countries may generally place greater emphasis on their need for internal development, energy self-sufficiency or hard currency earnings.

RESULTS OF OPERATIONS

         Sales of new rigs manufactured by the Company can produce large fluctuations in revenues depending on the size and the timing of the construction of orders. Individual orders of rig packages range from $1 million to $25 million and cycle times for the design, engineering and manufacturing of rig packages range from six to nine months. These fluctuations may affect the Company's quarterly revenues and operating income.

Results of Segment Operations

         The following discussion of the results of operations of the Company's oilfield equipment, downhole products and specialty steel segments does not reflect the allocation of corporate and unallocated administrative expenses, amortization of negative goodwill and amortization of goodwill on an individual segment basis. Certain information that reconciles the discussion of the results of operations of the individual segments to the Company's Condensed Consolidated Financial Statements is as follows:


                                                         THREE MONTHS                     SIX MONTHS
                                                            ENDED                            ENDED
                                                           JUNE 30,                        JUNE 30,
                                                  --------------------------      --------------------------
                                                     1998            1997            1998            1997
                                                  ----------      ----------      ----------      ----------

REVENUES
   Oilfield equipment                             $   25,118      $   18,433      $   50,180      $   31,330
   Downhole products                                  23,600          19,676          43,176          19,676
   Specialty steel                                     2,694           3,082           5,600           6,779
   Eliminations                                          (13)             --            (325)             --
                                                  ----------      ----------      ----------      ----------
       Total                                      $   51,399      $   41,191      $   98,631      $   57,785
                                                  ==========      ==========      ==========      ==========

SEGMENT OPERATING INCOME
   Oilfield equipment                             $    4,772      $    1,822      $    9,813      $    2,644
   Downhole products                                   5,655           1,982           8,793           1,982
   Specialty steel                                       737             587           1,255           1,766
                                                  ----------      ----------      ----------      ----------
       Total                                          11,164           4,391          19,861           6,392

   Corporate overhead and unallocated
       administrative expenses                        (3,527)         (3,592)         (7,769)         (5,091)
   Amortization of negative goodwill                   1,342           1,342           2,684           2,684
   Amortization of goodwill                             (331)           (254)           (638)           (254)
                                                  ----------      ----------      ----------      ----------
   Operating income                               $    8,648      $    1,887      $   14,138      $    3,731
                                                  ==========      ==========      ==========      ==========


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Oilfield Equipment

         Revenues and operating income for the oilfield equipment unit were $25.1 million and $4.8 million, respectively, for the three months ended June 30, 1998, as compared to $18.4 million and $1.8 million, respectively, for the three months ended June 30, 1997. The increase in revenues resulted from strong demand domestically for rigs and related equipment and increased spare parts and refurbishment activity. Increased operating income resulted from increased sales volume and a favorable mix between manufactured equipment and buyouts. Revenues for the three months ended June 30, 1998, compared to the same period for the prior year, included a higher ratio of manufactured equipment to equipment purchased from third parties. Equipment purchased from third parties is commonly referred to as buyouts and normally carries a lower gross margin. Gross margin for the three months ended June 30, 1998 was 23.2%, as compared to 14.9% for the three months period ended June 30, 1997. The increase in gross margin was due primarily to increased productivity and a favorable mix between manufactured equipment and buyouts.

Downhole Products

         Revenues and operating income for the downhole products unit were $23.6 million and $5.7 million, respectively, for the three months ended June 30, 1998, as compared to $19.7 million and $2.0 million, respectively, for the three months ended June 30, 1997. Increased revenues and operating income for the downhole products unit were primarily attributable to improved pricing and increased demand for fishing tools and power equipment, primarily in international markets. Gross margin for the three months ended June 30, 1998 was 33.3%, as compared to 20.6% for the three months ended June 30, 1997. The increase in gross margin was primarily due to improved pricing and increased sales volume.

Specialty Steel

         Revenues and operating income for the specialty steel unit were $2.7 million and $0.7 million, respectively, for the three months ended June 30, 1998, as compared to $3.1 and $0.6 million, respectively, for the three months ended June 30, 1997. The decrease in revenues was primarily the result of reduced demand from a major customer. Gross margin for the three months ended June 30, 1998 was 28.8%, as compared to 20.3% for the three months ended June 30, 1997. The increase in gross margin was primarily due to an aggressive cost reduction program, which has more than offset the reduced sales volume.

Corporate and Administrative Expenses

         Corporate and administrative expenses were $3.5 million for the three months ended June 30, 1998, as compared to $3.6 million for the three months ended June 30, 1997.

Other Income (Expense)

         Interest income increased $574,000 for the three months ended June 30, 1998 over the comparable period in 1997 due to higher average cash balances in the current year. Interest expense decreased $2.8 million for the three months ended June 30, 1998, as compared to the prior year quarter, as a result of the repayment of debt in November 1997 with the proceeds from the Company's initial public offering. The Company incurred a special charge of $631,000 in the second quarter of 1998 relating to expenses incurred in connection with the Company's proposed acquisition of Hitec ASA, which was terminated on April 28, 1998.

Income Taxes

         The Company's effective income tax rate for financial reporting purposes for the three months ended June 30, 1998 of approximately 4 percent was significantly lower than the U.S. federal statutory rate of 35 percent. The lower effective rate was primarily the result of the tax benefits from the projected use of a Foreign Sales Corporation, non-taxable income arising from the amortization of negative goodwill, and a reduction in the valuation allowance of approximately $1.5 million against deferred tax assets which are more likely than not of being realized.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Oilfield Equipment

         Revenues and operating income for the oilfield equipment unit were $50.2 million and $9.8 million, respectively, for the six months ended June 30, 1998, as compared to $31.3 million and $2.6 million, respectively, for the six months ended June 30, 1997. The increase in revenues resulted from increased sales of rig packages by the IRI Division, an increase in spare parts and refurbishment activity, and the inclusion of the operating results of the Company's subsidiary, Cardwell International, Ltd., for the full 1998 period compared to three months in 1997. Increased operating income resulted from increased sales volume and a favorable mix between manufactured equipment and buyouts in the period. Gross margin for the six months ended June 30, 1998 was 23.8%, as compared to 13.8% for the six month period ended June 30, 1997. The increase in gross margin was due primarily to increased productivity and a favorable mix between manufactured equipment and buyouts.

Downhole Products

         Revenues and operating income for the downhole products unit were $43.2 million and $8.8 million, respectively, for the six months ended June 30, 1998, as compared to $19.7 million and $2.0 million, respectively, for the six months ended June 30, 1997. Increased revenues and operating income for the downhole products unit were primarily attributable to increased demand for fishing tools and power equipment, primarily in international markets, and the inclusion of the operating results of the Bowen Tools Division for the full 1998 period compared to three months in 1997. Gross margin for the six months ended June
30, 1998 was 30.3%, as compared to 20.6% for the six months ended June 30, 1997. The increase in gross margin was primarily due to improved pricing and increased sales volume.

Specialty Steel

         Revenues and operating income for the specialty steel unit were $5.6 million and $1.3 million, respectively, for the six months ended June 30, 1998, as compared to $6.8 and $1.8 million, respectively, for the six months ended June 30, 1997. The decrease in revenues was primarily the result of reduced demand from a major customer. Gross margin for the six months ended June 30, 1998 was 23.8%, as compared to 27.2% for the six months ended June 30, 1997. The decrease in gross margin was primarily due to the reduction of high margin business from a major customer.

Corporate and Administrative Expenses

         Corporate and administrative expenses were $7.8 million for the six months ended June 30, 1998, as compared to $5.1 million for the six months ended June 30, 1997. The increase was due primarily to the inclusion of Bowen and Cardwell for the full 1998 period compared to three months in 1997.

Other Income (Expense)

         Interest income increased $1.2 million for the six months ended
June 30, 1998 over the comparable period in 1997 due to higher average cash balances in the current year. Interest expense decreased $2.9 million for the six months ended June 30, 1998 as compared to the prior year period as a result of the repayment of debt in November 1997. The Company incurred a special charge of $631,000 in the first six months of 1998 relating to expenses incurred in connection with the Company's proposed acquisition of Hitec ASA, which was terminated on April 28, 1998.

Income Taxes

         The Company's effective income tax rate for financial reporting purposes for the six months ended June 30, 1998 of approximately 19 percent was significantly lower than the U.S. federal statutory rate of 35 percent. The lower effective rate was primarily the result of the tax benefits from the projected use of a Foreign Sales Corporation, non-taxable income arising from the amortization of negative goodwill, and a reduction in the valuation allowance of approximately $1.2 million against deferred tax assets which are more likely than not of being realized.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had cash, cash equivalents and marketable securities of $44.3 million, compared to $57.7 million at December 31, 1997. At June 30, 1998, the Company's working capital was $165.6 million, compared to $161.9 million at December 31, 1997.

         Management believes that current working capital in conjunction with borrowings under its current credit facility will be sufficient to meet the Company's short-term (i.e., less than one year) and long-term liquidity needs.

YEAR 2000

         The Company has established a task force that is currently working, and will continue to work, to ascertain and resolve the potential problems associated with the year 2000, and the processing of date sensitive information by the Company's computer and other systems. Based on preliminary information available to date, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the year 2000 issues, and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods, though there can be no assurance in this regard.

         In addition, the year 2000 problem may adversely affect the suppliers of the products used by the Company to in turn manufacture its products. While the Company believes such suppliers fully intend to achieve year 2000 compliance, there can be no assurance they will, or of the impact on the Company that any such failure may cause.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including, but not limited to, economic and competitive factors outside of the control of the Company. These factors more specifically include: dependence on the oil and gas industry, competition from various entities, the impact of government regulations, the instability of certain foreign economies, currency fluctuations, risks of expropriation and changes in law affecting international trade and investment. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders of the Company was held on June 25, 1998.

    (c)  At the Annual Meeting the following matters were voted upon:

         1.  Election of Directors

             Name                  Votes For           Votes Against
             ----                  ---------           -------------
             H. Ansary             35,769,047             922,902
             D. Moriarity          35,770,072             921,877
             A. Andrawos           35,769,797             922,152
             N. Ansary             35,768,897             923,052
             F. Carlucci           35,818,372             873,577
             P. David              35,818,372             873,577
             M. Hidayatallah       35,769,922             922,027
             R. Higginbotham       35,769,322             922,627
             J. Macomber           35,818,372             873,577
             E. Palmer             35,817,569             874,380
             S. Solarz             35,783,272             908,677
             G. Stratulate         35,770,072             921,877
             A. Teichgraeber       35,802,672             889,277
             A. Trowbridge         35,818,372             873,577
             J. West               35,818,372             873,577

         2. Proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

             Votes For             Votes Against        Abstentions
             ---------             -------------        -----------

             36,685,499                 4,350               2,100


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


Date:  August 14, 1998

                                        IRI INTERNATIONAL CORPORATION



                                        /s/ Munawar H. Hidayatallah
                                        ---------------------------------------
                                        Munawar H. Hidayatallah
                                        Executive Vice President,
                                        Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS




Exhibit No.       Description

*  3.1 --         Form of Restated Certificate of Incorporation of IRI International Corporation

*  3.2 --         Amended and Restated Bylaws of the Company

  27.1 --         Financial  Data  Schedule  (submitted as an exhibit only in the  electronic  format of this  Quarterly  Report  on  Form  10-Q  submitted  to  the  Securities  and  Exchange
                  Commission).



--------------------

* Exhibit incorporated herein by reference to the Registrant's registration statement on Form S-1 (Registration No. 333-31157) dated September 8, 1997, as amended.