Form 10-Q
period 1998-09-30
IRI INTERNATIONAL CORP
filed 1998-11-16
CIK 1044979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
     __________________________ to ____________________________

     Commission file number 001-13593


                          IRI INTERNATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)


                   Delaware                               75-2044681
      -----------------------------------        ----------------------------
         (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)


                1000 Louisiana,
                  Suite 5900,
                 Houston, Texas                             77002
         -------------------------------------   ----------------------------
             (Address of principal                        (Zip code)
               executive offices)


Registrant's telephone number, including area code       (713) 651-8002
                                                     ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                    Outstanding at November 12, 1998
    ----------------------------        -----------------------------------
            Common stock,                            39,900,000
     $0.01 par value per share

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)



                                                                                    September 30,     December 31,
                                      Assets                                             1998             1997
                                      ------                                        -------------     ------------
                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                        $  37,770        $  49,473
     Marketable securities, at fair value (cost of $409 at September 30, 1998
       and $7,448 at December 31, 1997)                                                      34            8,218
     Accounts receivable, less allowance for doubtful accounts of $412 at
       September 30, 1998 and $455 at December 31, 1997                                  28,695           33,130
     Inventories                                                                        118,714          100,901
     Costs and estimated earnings in excess of billings on uncompleted contracts          6,985            8,853
     Other current assets                                                                 1,869            1,444
                                                                                      ---------        ---------
                  Total current assets                                                  194,067          202,019

Property, plant and equipment, net                                                       50,569           43,219

Other assets                                                                              4,700            5,836
                                                                                      ---------        ---------
                                                                                      $ 249,336        $ 251,074
                                                                                      =========        =========
                       Liabilities and Shareholders' Equity
                       ------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities                                         $  18,194        $  27,797
     Customer advances                                                                    8,236            7,546
     Other liabilities                                                                    3,808            4,786
                                                                                      ---------        ---------
                  Total current liabilities                                              30,238           40,129

Negative goodwill, less accumulated amortization                                          5,368            9,393
Accrued postretirement benefits                                                           2,192            2,420
Other long-term liabilities                                                                 458              726
                                                                                      ---------        ---------
                  Total liabilities                                                      38,256           52,668

Shareholders' equity:
     Preferred stock, $1 par value, 25,000,000 shares authorized, none issued                 -                -
     Common stock, $0.01 par value, 100,000,000 shares authorized,
       39,900,000 shares issued and outstanding                                             399              399
     Additional paid-in capital                                                         168,514          168,538
     Retained earnings                                                                   43,622           30,926
     Accumulated other comprehensive loss                                                (1,455)          (1,457)
                                                                                      ---------        ---------
                  Total shareholders' equity                                            211,080          198,406

Commitments and contingencies
                                                                                      ---------        ---------
                                                                                      $ 249,336        $ 251,074
                                                                                      =========        =========

     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                   (Unaudited)



                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,
                                                                  ---------------------------       ---------------------------
                                                                     1998              1997             1998            1997
                                                                  ----------        ---------       -----------      ----------
Revenues                                                          $ 40,650          $  54,345       $  139,281       $ 112,130
Cost of goods sold                                                  29,586             41,690           99,900          86,816
                                                                  --------          ---------       ----------       ---------
         Gross profit                                               11,064             12,655           39,381          25,314

Administrative and selling expense                                   6,991              6,943           21,170          15,871
Restructuring charge                                                   429                 -               429              _
                                                                  --------          ---------       ----------       ---------
         Operating income                                            3,644              5,712           17,782           9,443
                                                                  --------          ---------       ----------       ---------

Other income (expense):
     Interest income                                                   455                 49            1,766             128
     Interest expense                                                  (24)            (3,393)            (253)         (6,540)
     Losses on trading securities                                     (399)                -            (2,375)             _
     Special charge                                                     -                  -              (631)             _
     Other, net                                                       (437)               333             (807)            259
                                                                  --------          ---------       ----------       ---------
                                                                      (405)            (3,011)          (2,300)         (6,153)
                                                                  --------          ---------       ----------       ---------

         Income before income taxes                                  3,239              2,701           15,482           3,290

Income taxes                                                           440                171            2,786             339
                                                                  --------          ---------       ----------       ---------
         Net income                                               $  2,799          $   2,530       $   12,696         $ 2,951
                                                                  ========          =========       ==========       =========

Basic and diluted net income per common share                     $   0.07          $    0.08       $     0.32       $    0.10
                                                                  ========          =========       ==========       =========

Weighted average shares outstanding                                 39,900             30,000           39,900          30,000
                                                                  ========          =========       ==========       =========


     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)



                                                                                            Accumulated
                                                          Additional                           other               Total
                                              Common        paid-in        Retained        comprehensive       shareholders'
                                              stock         capital        earnings            loss                equity
                                             --------    ------------     ----------      ---------------     ---------------
Balances at
   December 31, 1997                          $ 399       $ 168,538       $  30,926         $  (1,457)           $ 198,406

Net income (unaudited)                           -               -           12,696                -                12,696

Other (unaudited)                                -              (24)             -                 -                   (24)

Translation adjustment (unaudited)               -               -               -                  2                    2
                                              -----       ---------       ---------         ---------            ---------

Balances at September 30, 1998
   (unaudited)                                $ 399       $ 168,514       $  43,622         $  (1,455)           $ 211,080
                                              =====       =========       =========         =========            =========


     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                      --------------------------
                                                                                        1998              1997
                                                                                      --------         ---------
Cash flows from operating activities:
   Net income                                                                         $ 12,696          $  2,951
   Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation and amortization                                                     4,159             2,115
       Gain on sale of assets                                                               -               (371)
       Amortization of negative goodwill                                                (4,026)           (4,026)
       Change in employee benefit accounts                                                (228)             (273)
       Changes in assets and liabilities, exclusion of effects of acquisitions:
         Marketable securities                                                           8,184                -
         Accounts receivable                                                             4,435            (3,508)
         Inventories                                                                   (17,813)          (16,464)
         Other current assets                                                            1,443            (5,076)
         Other non current assets                                                          185                -
         Accounts payable and accrued liabilities,
             Customer advances and other liabilities                                    (9,928)           10,464
         Change in cumulative translation adjustment                                         2                -
                                                                                      --------          --------
                  Net cash flows used in operations                                       (891)          (14,188)
                                                                                      --------          --------
Cash flows from investing activities:
   Capital expenditures                                                                (10,558)           (2,368)
   Acquisition of Bowen assets, net of liabilities assumed                                  -            (77,264)
   Acquisition costs of Cardwell, net of liabilities assumed                                -            (12,574)
                                                                                      --------          --------
                  Net cash flows used in investing activities                          (10,558)          (92,206)
                                                                                      --------          --------
Cash flows from financing activities:
   Proceeds from sale of assets                                                             -                523
   Proceeds from notes payable                                                              -            113,482
   Payments on notes payable                                                               (72)           (6,653)
   Debt issuance costs                                                                      -             (3,852)
   Payments on capital lease obligation                                                   (158)             (157)
   Other                                                                                   (24)               -
                                                                                      --------          --------
                  Net cash flows provided by (used in) financing activities               (254)          103,343
                                                                                      --------          --------
Decrease in cash and cash equivalents                                                  (11,703)           (3,051)
Cash and cash equivalents at beginning of period                                        49,473             8,635
                                                                                      --------          --------
Cash and cash equivalents at end of period                                            $ 37,770          $  5,584
                                                                                      ========          ========

Supplemental cash flow information:
   Interest paid                                                                      $    253          $  5,846
                                                                                      ========          ========
   Income taxes paid                                                                  $  5,219          $     -
                                                                                      ========          ========

     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)    General

       The accompanying condensed consolidated financial statements of IRI International Corporation and subsidiaries (the "Company") as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation for such periods. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

       Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted herein. The interim information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had accumulated other comprehensive loss at December 31, 1997 of $1,457,000 consisting entirely of an adjustment to recognize additional minimum pension liability. The Company had other comprehensive income for the three and nine months ended September 30, 1998 of $201,000 and $2,000, respectively, consisting of foreign currency translation adjustments.

(2)    Inventories

       Inventories consist of the following at September 30, 1998 and December 31, 1997 (in thousands):

                                               1998                     1997
                                               ----                     ----

             Raw materials                  $46,178              $    39,087
             Work-in-process                 32,619                   28,771
             Finished goods                  39,917                   33,043
                                           --------                ---------
                               Total       $118,714                $ 100,901
                                           ========                =========

(3)    Commitments and Contingencies

       The Company has contract commitments aggregating $32.3 million at September 30, 1998 for the manufacture and delivery of drilling rigs during the remainder of fiscal 1998. At September 30, 1998, the Company was contingently liable for approximately $4.6 million in letters of credit which guarantee the Company's performance for payment to third parties in accordance with specified contractual terms and conditions. These letters of credit are primarily secured by the Company's cash, accounts receivable and inventory. Management does not expect any material losses to result from these off-balance-sheet instruments as it anticipates full performance on the related contracts.

(4)    Net Income per Common Share

       Stock options outstanding at September 30, 1998 of 3,866,000 million shares were not considered in the computation of net income per common share because the exercise price exceeded the average market price for the period and are therefore antidilutive.

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

       The following sets forth selected consolidated financial information for the Company on a pro forma basis for the nine months ended September 30, 1997, assuming the Bowen and Cardwell acquisitions had occurred on January 1, 1997 (in thousands, except per share amounts):

             Revenues                                $   134,450
                                                      ==========
             Gross profit                            $    34,603
                                                      ==========
             Operating income                        $    10,440
                                                      ==========
             Net income                              $     1,228
                                                      ==========
             Net income per common share             $      0.04
                                                      ==========

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

(6)    Special Charges

       On April 28, 1998, the Company terminated a proposed merger with Hitec ASA, a Norwegian Corporation. External expenses incurred in connection with the merger have been reported as a special charge of $631,000 in the quarter ended June 30, 1998.

       On October 8, 1998, the Company announced a restructuring program in which the workforce would be reduced by up to 315 employees. Expenses incurred in connection with the restructuring program have been reported as a restructuring charge of $429,000 for the three and nine months ended September 30, 1998.

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

       The Company is also assessing the reporting and disclosure requirements of SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. This statement standardizes the disclosure requirements for pensions and other postretirement benefits. It does not address measurement or recognition. The statement is effective for fiscal years beginning after December 31, 1997. The Company has not determined the effect of adoption of this statement on its financial statements.

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

OVERVIEW

         The Company manufactures land-based drilling and well-servicing rigs, rig component parts, and downhole tools and related equipment for use in the domestic and international markets. The Company's revenues are substantially dependent upon the condition of the oil and gas industry and worldwide levels of exploration, development and production activity, including the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Exploration, development and production activity is largely dependent on the prevailing view of future oil and natural gas prices, which have been characterized by significant volatility over the last 20 years. Oil and natural gas prices are influenced by numerous factors affecting the supply of and demand for oil and gas, including the level of drilling activity, worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, political requirements of national governments, coordination by OPEC and the cost of producing oil and gas. Demand for the Company's products in certain emerging market countries may depend somewhat less on the prevailing view of future oil and natural gas prices, as such countries may generally place greater emphasis on their need for internal development, energy self-sufficiency or hard currency earnings.

         Steadily declining oil prices, the financial crisis in Russia and unsettled economic conditions in emerging markets have resulted in a consequent decline in the worldwide level of exploration, development and production activity in the oil and gas industry. This has materially adversely affected the Company's revenues and operating income in the current quarter, as described below, as well as the level of its dependable backlog. Management believes these industry conditions will continue and may worsen, further affecting adversely the Company's financial results of operations. Accordingly, management has assessed and begun to implement a variety of measures to minimize the adverse effects of industry conditions on the Company's business and financial performance, including its announced restructuring program that will reduce its workforce by up to 315 employees. The Company is considering other cost reduction measures, including plant closings, in response to these conditions. No assurance can be given, however, that this or any measure will be sufficient to offset the negative effects of prevailing industry conditions on the Company's business and financial performance.

RESULTS OF OPERATIONS

         Sales of new rigs manufactured by the Company can produce large fluctuations in revenues depending on the size and the timing of the construction of rig orders. Individual orders of rig packages range from $1 million to $25 million and cycle times for the design, engineering and manufacturing of rig packages range from six to nine months. These fluctuations may affect the Company's quarterly revenues and operating income.

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



                                                     Three Months                            Nine Months
                                                        Ended                                   Ended
                                                     September 30,                           September 30,
                                                -----------------------                ---------------------
                                                  1998           1997                    1998        1997
                                                -------        --------                --------   ----------
Revenues
   Oilfield equipment                           $19,677         $29,310                 $69,857      $60,640
   Downhole products                             17,568          22,339                  60,744       42,015
   Specialty steel                                3,427           3,024                   9,027        9,803
   Eliminations                                     (22)           (328)                   (347)        (328)
                                                -------         -------                --------     --------
       Total                                    $40,650         $54,345                $139,281     $112,130
                                                =======         =======                ========     ========

Segment operating income
   Oilfield equipment                           $ 3,008         $ 3,190                $ 12,821     $  5,834
   Downhole products                              3,062           4,040                  11,855        6,022
   Specialty steel                                1,092           1,114                   2,347        2,880
                                                -------         -------                --------     --------
       Total                                      7,162           8,344                  27,023       14,736

   Corporate overhead and unallocated
       administrative expenses                   (4,117)         (3,675)                (11,886)      (8,766)
   Amortization of negative goodwill              1,341           1,342                   4,025        4,026
   Amortization of goodwill                        (313)           (299)                   (951)        (553)
   Restructuring charge                            (429)              -                    (429)           -
                                                -------         -------                --------     --------
   Operating income                             $ 3,644         $ 5,712                $ 17,782     $  9,443
                                                =======         =======                ========     ========


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1997

Oilfield Equipment

         Revenues and operating income for the oilfield equipment unit were $19.7 million and $3.0 million, respectively, for the three months ended September 30, 1998, as compared to $29.3 million and $3.2 million, respectively, for the three months ended September 30, 1997. The decrease in revenues was due primarily to the effects of lower oil prices and the destabilization of the Russian economy. The decrease in operating income was due to reduced revenues, partially offset by a reduction in the cost structure. Gross margin for the three months ended September 30, 1998 was 19.9%, as compared to 14.1% for the three months period ended September 30, 1997. The increase in gross margin was due primarily to increased productivity and a favorable mix between manufactured equipment and buyouts.

Downhole Products

         Revenues and operating income for the downhole products unit were $17.6 million and $3.1 million, respectively, for the three months ended September 30, 1998, as compared to $22.3 million and $4.0 million, respectively, for the three months ended September 30, 1997. Revenues decreased primarily due to lower rig activity, resulting in decreased demand for fishing tools and wireline equipment, and a reduction in rental revenues. Gross margin for the three months ended September 30, 1998 was 28.4%, flat compared to 28.5% for the three months ended September 30, 1997.

Specialty Steel

         Revenues and operating income for the specialty steel unit were $3.4 million and $1.1 million, respectively, for the three months ended September 30, 1998, as compared to $3.0 and $1.1 million, respectively, for the three months ended September 30, 1997. The increase in revenues was due primarily to increased military sales, partially offset by reduced demand from a major customer. Gross margin for the three months ended September 30, 1998 was 33.0%, as compared to 38.1% for the three months ended September 30, 1997. The decrease in gross margin was primarily due to an unfavorable mix as lower margin military sales increased and higher margin commercial sales decreased.

Corporate and Administrative Expenses

         Corporate and administrative expenses were $4.1 million for the three months ended September 30, 1998, as compared to $3.7 million for the three months ended September 30, 1997.

Restructuring Charge

         The Company incurred a restructuring charge of $429,000 in the third quarter of 1998 in connection with a restructuring program which will result in the reduction of 315 employees.

Other Income (Expense)

         Interest income increased $406,000 for the three months ended
September 30, 1998 over the comparable period in 1997 due to higher average cash balances in the current year. Interest expense decreased $3.4 million for the three months ended September 30, 1998, as compared to the prior year quarter, as a result of the repayment of debt in November 1997 with the proceeds from the Company's initial public offering.

Income Taxes

         The Company's effective income tax rate for financial reporting purposes for the three months ended September 30, 1998 of approximately 14 percent was significantly lower than the U.S. federal statutory rate of 35 percent. The lower effective rate was primarily the result of the tax benefits from the use by the Company of its Foreign Sales Corporation subsidiary, non-taxable income arising from the amortization of negative goodwill, and a reduction in the valuation allowance of approximately $0.9 million against deferred tax assets which are more likely than not of being realized.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Oilfield Equipment

         Revenues and operating income for the oilfield equipment unit were $69.9 million and $12.8 million, respectively, for the nine months ended September 30, 1998, as compared to $60.6 million and $5.8 million, respectively, for the nine months ended September 30, 1997. The increase in revenues resulted from increased sales of rig packages by the IRI Division, an increase in spare parts and refurbishment activity, and the inclusion of the operating results of the Company's subsidiary, Cardwell International, Ltd., for the full nine months period in 1998, compared to six months in 1997. Increased operating income resulted from increased sales volume and a favorable mix between manufactured equipment and buyouts in the period. Gross margin for the nine months ended September 30, 1998 was 22.7%, as compared to 14.0% for the nine months period ended September 30, 1997. The increase in gross margin was due primarily to improved pricing, increased productivity and a favorable mix between manufactured equipment and buyouts.

Downhole Products

         Revenues and operating income for the downhole products unit were $60.7 million and $11.9 million, respectively, for the nine months ended September 30, 1998, as compared to $42.0 million and $6.0 million, respectively, for the nine months ended September 30, 1997. Increased revenues and operating income for the downhole products unit were primarily attributable to improved pricing and the inclusion of the operating results of the Bowen Tools Division for the full nine months period in 1998, compared to six months in 1997. Gross margin for the nine months ended September 30, 1998 was 29.8%, as compared to 24.8% for the nine months ended September 30, 1997. The increase in gross margin was primarily due to improved pricing.

Specialty Steel

         Revenues and operating income for the specialty steel unit were $9.0 million and $2.3 million, respectively, for the nine months ended September 30, 1998, as compared to $9.8 and $2.9 million, respectively, for the nine months ended September 30, 1997. The decrease in revenues was primarily the result of reduced demand from a major customer. Gross margin for the nine months ended September 30, 1998 was 27.3%, as compared to 30.6% for the nine months ended September 30, 1997. The decrease in gross margin was primarily due to the reduction of high margin business from a major customer.

Corporate and Administrative Expenses

         Corporate and administrative expenses were $11.9 million for the nine months ended September 30, 1998, as compared to $8.8 million for the nine months ended September 30, 1997. The increase was due primarily to the inclusion of Bowen and Cardwell for the full nine months period in 1998, compared to six months in 1997.

Other Income (Expense)

         Interest income increased $1.6 million for the nine months ended September 30, 1998 over the comparable period in 1997 due to higher average cash balances in the current year. Interest expense decreased $6.3 million for the nine months ended September 30, 1998 as compared to the prior year period, as a result of the repayment of debt in November 1997. The Company incurred a special charge of $631,000 in the first six months of 1998 relating to expenses incurred in connection with the Company's proposed acquisition of Hitec ASA, which was terminated on April 28, 1998.

Income Taxes

         The Company's effective income tax rate for financial reporting purposes for the nine months ended September 30, 1998 of approximately 18 percent was significantly lower than the U.S. federal statutory rate of 35 percent. The lower effective rate was primarily the result of result of the tax benefits from the use by the Company of its Foreign Sales Corporation subsidiary, non-taxable income arising from the amortization of negative goodwill, and a reduction in the valuation allowance of approximately $2.1 million against deferred tax assets which are more likely than not of being realized.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had cash, cash equivalents and marketable securities of $37.8 million, compared to $57.7 million at December 31, 1997. At September 30, 1998, the Company's working capital was $163.8 million, compared to $161.9 million at December 31, 1997.

         Net cash flows used in operations of $891,000 for the nine months ended September 30, 1998 was primarily attributable to a temporary build-up in inventory resulting from increased sales and problems associated with the introduction of a new management information system. Capital expenditures of $10.6 million consist primarily of expenditures for rental tools and equipment and new machinery at the Company's downhole products unit.

         Management believes that current working capital, in conjunction with borrowings under its current credit facility, will be sufficient to meet the Company's short-term (i.e., less than one year) and long-term liquidity needs.

YEAR 2000

         The Company has initiated a three-phase Year 2000 compliance program:
(1) During the first phase, the Company will identify all non-Year 2000 compliant hardware and software systems and other technology, and contact all key suppliers and customers; (2) during the second phase, the Company will ascertain the extent to which its systems and technologies and those of its key suppliers and customers are non-Year 2000 compliant and will prioritize its Year 2000 response accordingly; and (3) during the third phase, the Company will replace or remediate its non-Year 2000 compliant systems and technologies and develop a contingency plan with respect to systems and other technology that cannot be replaced or remediated in time and with respect to key suppliers and customers that have not become Year 2000 compliant.

         The Company expects to complete the first phase of its Year 2000 compliance program by the end of the first quarter of 1999. The Company has begun to contact its key suppliers, but has not yet begun to assess the extent and content of any responses received. The Company has not yet begun to assess the Year 2000 compliance of its "non-IT" systems such as embedded technology. The Company expects that it will complete its entire Year 2000 compliance program well in advance of the year 2000.

         To date, the costs incurred by the Company's Year 2000 compliance program have been minimal. The replacement and upgrade of several of the Company's software and hardware systems in the ordinary course of business have had the added benefit of resolving Year 2000 issues with respect to those systems. Management believes that the costs to complete the Company's Year 2000 compliance program will not have a material effect on its financial position, results of operations or cash flows, though there can be no assurance in this regard.

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

         The Company is also assessing the reporting and disclosure requirements of SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. This statement standardizes the disclosure requirements for pensions and other postretirement benefits. It does not address measurement or recognition. The statement is effective for fiscal years beginning after December 31, 1997. The Company has not determined the effect of adoption of this statement on its financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Securities and Exchange Commission (the "SEC") recently amended Rules 14a-4 and 14a-5 of the Securities Exchange Act of 1934, as amended. As so amended, Rule 14a-5 requires that if the date of the annual meeting will change more than 30 days from the prior year, then the Company must give notice to shareholders as to the dates after which shareholder proposals are considered untimely. As the Company expects to have its 1999 Annual Meeting of Stockholders at least 30 days earlier than the 1998 Annual Meeting (which was held on June 25, 1998), for purposes of the Company's 1999 Annual Meeting of Stockholders, management may exclude any shareholder proposals received after December 26, 1998 and management may use its discretionary voting authority to vote on any proposal with respect to which the Company receives notice after March 1, 1999, even if such proposal is not discussed in the proxy statement for the 1999 Annual Meeting of Stockholders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits

                    The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this item.

            (b)     Reports on Form 8-K

                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly consented this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1998

                                           IRI INTERNATIONAL CORPORATION

                                           /s/ JEFFREY M. JOHANSON
                                           -----------------------------
                                               Jeffrey M. Johanson
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.                               Description
-----------                               -----------
*  3.1       --  Form of Restated Certificate of Incorporation of IRI
                 International Corporation

*  3.2       --  Amended and Restated Bylaws of the Company

  27.1       --  Financial Data Schedule (submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange
                 Commission).

-----------

* Exhibit incorporated herein by reference to the Registrant's registration statement on Form S-1 (Registration No. 333-31157) dated September 8, 1997, as amended.