Form 10-K
period 1998-12-31
IRI INTERNATIONAL CORP
filed 1999-04-01
CIK 1044979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-13593

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

       Registrant's telephone number, including area code (713) 651-8002

          Securities Registered Pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
        Common Stock, $.01 par value                      New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

     As of March 22, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant was $142,143,750 based on the last reported sale price of the Registrant's Common Stock on the New York Stock Exchange.

     39,900,000 shares of Common Stock were outstanding on March 22, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

       LOCATION IN FORM 10-K                   INCORPORATED DOCUMENT
       ---------------------                   ---------------------
Part III                                Proxy Statement for the Registrant's
Consisting of Items 10, 11, 12 and      1999 Annual Stockholder's Meeting
13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

     IRI International Corporation (the "Company" or "we" or "us") is one of the world's largest manufacturers of land-based drilling well-servicing rigs and rig component parts for use in the global oil and gas industry. We are principally engaged in the design, manufacture, service, sale and rental of onshore and offshore oil field equipment for the domestic and international markets. Our IRI and Cardwell operations design and produce rigs to meet the special requirements of our global clientele for service in remote areas and harsh climatic conditions. Our Bowen Tools Division is a leading manufacturer of down hole fishing and drilling tools. We offer a complete line of oil field power equipment, including top drives, power swivels, wireline pressure control equipment and coiled tubing systems, which complement our drilling and well-servicing rigs. We also manufacture and maintain a significant inventory of replacement parts for rigs produced by us and others, enabling us to meet the needs of our customers on a timely basis. Our Specialty Steel Division produces premium alloy steel for commercial and military use and for use in manufacturing oil field equipment products.

     We market our oil field equipment primarily through our own sales force and through designated agents and distributors in every major oil and gas producing region in the world. We maintain 27 domestic and 7 international sales, parts and service centers in areas of significant drilling and production operations. Our network of service centers in the United States provides our customers with refurbishment or repair services as well as ready access to replacement parts for equipment in the field. Our worldwide sales and marketing activities are closely coordinated with and supported by a staff of engineers and design technicians. This allows us to provide our customers with products meeting their customized design specifications.

     Our predecessor was founded in 1985 through the combination of Ingersoll-Rand Oilfield Products Company and the Ideco Division of Dresser Industries, Inc. and was acquired by Energy Services International Ltd. in 1994 ("ESI"). We acquired the business and operations of the Bowen Tools Division (the "Bowen Acquisition") on March 31, 1997 and Cardwell International, Ltd. (the "Cardwell Acquisition") on April 17, 1997 (together, the "Acquisitions"). In October 1997, we merged with ESI, and ESI, as the surviving entity, changed its name to IRI International Corporation. In November 1997, we consummated the initial public offering of 12,000,000 shares of our Common Stock.

DRILLING AND WELL-SERVICING RIGS

  Products

     We design, construct and sell a total of 48 standard models of drilling and well-servicing rigs under the IDECO(R), FRANKS(R), CARDWELL(TM) and IRI(TM) brand names. Our products include:

     - land-based skid mounted rigs;

     - offshore drilling and well-servicing rigs;

     - self-propelled drilling and well-servicing rigs;

     - slant hole drilling rigs; and

     - heli-rigs.

In addition to our standard models, we manufacture customized drilling and well-servicing rigs to customer specifications to accommodate, among other things, extreme weather conditions, moving systems or hook load capacities. We also design, manufacture and sell component products used in the original construction, modernization or repair of land and offshore rigs, including masts, derrick, substructures and other components used in hoisting, power transmission, pumping and mud systems. The sale of drilling and well-servicing rigs and component parts accounted for $55.8 million (or 31.8%) of our revenues for 1998.

  Competition

     Our principal competitors in the manufacture of drilling rigs and components are National-Oilwell, Inc., Continental Emsco Company and Varco International, Inc. Our revenues and earnings are affected by the actions of competitors, including price changes, introduction of new or improved products and changes in the supply of, and improvements in the deliverability of, competing products.

  Backlog

     Sales of our drilling and well-servicing rigs are made almost exclusively on the basis of written purchase orders or contracts. We include in our rig backlog those orders or purchase commitments that we are reasonably certain will be consummated based on industry practice, the historical relationship between us and the customer or the financial terms of the sale, including cash advances, letters of credit or similar credit support arrangements. Giving pro forma effect to the Acquisitions as if they had occurred on January 1, 1997, the total value of our rig backlog as of December 31, 1998 and 1997 was $21.3 million and $69.4 million, respectively. We cannot assure that the contracts included in our backlog will ultimately generate anticipated revenues in the period expected or otherwise.

     We attempt to mitigate the financial risks in sales to our international customers by requiring, where commercially feasible, cash advances, irrevocable letters of credit or similar credit support arrangements. As of December 31, 1998, we have received approximately $3.3 million in cash down payments and approximately $7.8 million of letters of credit or assignments of letters of credit to support customer orders.

  Customers

     Sales of drilling and well-servicing rigs are made to various customers, which change from year to year depending on the size and timing of rig purchase orders. In 1998, our largest customer, Ukrgasprom, accounted for 16.3% of the revenues of our oil field equipment segment, and our second largest customer, Varyeganneftegas, accounted for 10.7% of the revenues of our oil field equipment segment. Because a large number of our customers are based in Russia and other former Soviet republics, the turmoil in Russia and the other former Soviet republics may materially adversely affect our future revenues and results of operations.

FISHING AND DRILLING TOOLS

     Our Bowen Tools Division designs, manufactures, sells and rents fishing and drilling tools under the BOWEN(R) brand name. These include:

     - external and internal catch fishing tools;

     - junk catch fishing tools;

     - milling and cutting tools;

     - accessory tools such as jars, jar intensifiers and bumper subs; and

     - repair and remedial tools.

Fishing and drilling tool sales and rentals accounted for $56.7 million (or 32.4%) of our revenues for 1998.

  Competition

     In the fishing and drilling tool business, like the rig manufacturing business, our revenues and earnings are affected by the actions of competitors, including price charges, introduction of new or improved products and changes in the supply of, and improvements in the deliverability of, competing products. Our primary competitors are Houston Engineers Inc. and Spring Engineers, Inc. in the manufacture of fishing tools and Houston Engineers Inc. and Dailey International Inc. in the manufacture of drilling tools.

CUSTOMERS

     The Bowen Tools Division's two largest customers accounted for 18.7% and 17.2% of its revenues in 1998. The loss of either of these customers could have a material adverse effect on the division's and our revenues and results of operations.

POWER AND WIRELINE/PRESSURE CONTROL EQUIPMENT

  Power Equipment

     In addition to fishing and drilling tools, our Bowen Tools Division also manufactures products for the power equipment market, including:

     - power-swivel systems used in well-servicing and drilling applications;

     - top drives;

     - power subs;

     - bucking units;

     - power tongs; and

     - coiled tubing systems.

     The market for power equipment is very competitive. We compete on the basis of product design and quality, ability to meet delivery requirements and price. Our principal competitor in this segment is Tesco Corporation. In addition, our power equipment products compete with products manufactured by Maritime Hydraulics U.S. Inc., Canadian Rig Ltd. and Varco International, Inc.

  Wireline/Pressure Control Equipment

     We manufacture wire line and pressure control equipment under the BOWEN(R) brand name. These products include:

     - small blowout preventers;

     - unions;

     - tool traps;

     - tool catchers;

     - lubricator risers;

     - control heads;

     - stuffing boxes; and

     - wellhead adapters.

     The market for pressure control equipment is very competitive. We compete on the basis of product design, quality, ability to meet delivery requirements and price. Our principal competitors in the market include Hydrolex, Inc., Elmar Ltd. and Texas Oil Tools.

     Sales and rentals of power and wireline/pressure control equipment products accounted for $19.5 million (or 11.1%) of our revenues for 1998.

REPLACEMENT PARTS AND REFURBISHMENT

     We manufacture and maintain a significant inventory of replacement parts and replacement components. We also refurbish older rigs for our customers. We believe that these businesses will grow over the next several years because of increased worldwide rig utilization and the age of the international rig fleet, most of which were constructed prior to 1982. We believe we are well positioned to provide replacement parts and refurbishment services as a result of the large number of operating rigs manufactured under our brand names and the preference of equipment owners to obtain replacement parts and refurbishment services from the original manufacturer. Replacement parts and refurbishment services accounted for $32.6 million (or 18.6%) of our revenues for 1998.

SPECIALTY STEEL PRODUCTS

     Our Specialty Steel Division manufactures premium specialty steel forgings for commercial and military use and for use in manufacturing oil field equipment products. Specialty steel products accounted for $10.4 million (or 5.9%) of our revenues for 1998.

     We manufacture over 100 different alloys to form forged products in round, square and rectangular solid, trepanned, counter bored and stepped forms to meet customer specifications. We sell our specialty steel products primarily to customers in the heavy equipment, aircraft, petroleum and power generation industries in North America and to the United States military. We also sell our specialty steel products as feedstock directly to forgers and extruders. The Division's largest customer accounted for 11.4% of the Division's revenue for 1998. In addition, 14.7% of steel production for 1998 was sold to the government and military sectors.

  Competition

     The U.S. specialty steel market is highly competitive due primarily to the high cost of freight associated with moving small amounts of high tonnage finished goods. Competitive factors include price, delivery, quality and service. Steel ingots and billets are commodities and are extremely price competitive. Our major competitors in the specialty steel market are National Forge Company Inc., Ellwood Group Inc., Scot Forge Company Inc., Erie Forge and Steel Inc. and First Miss Steel Inc.

  Customers

     The Specialty Steel Division's largest customer accounted for 11.4% of the Specialty Steel Division's revenues for 1998. This customer has gradually reduced its purchases in 1998 and we do not expect any purchases from this customer in 1999. The loss of this customer may materially adversely affect the revenues and operating results of the Specialty Steel Division, though it will not materially adversely affect our revenues and operating results taken as a whole.

ENGINEERING AND PRODUCT DEVELOPMENT

     We maintain a staff of engineers and design technicians to:

     - design and test new products, components and systems for use in manufacturing and drilling applications;

     - enhance the capabilities of existing products; and

     - assist our sales organization and customers with special requirements and products.

We intend to continue our research, engineering and product development programs to develop proprietary products that are complementary to our existing products, particularly with respect to harsh environment rigs and equipment. Our total engineering and product development expenses for 1998 were $3.4 million. We have budgeted $2.7 million for engineering and product development expenses for 1999.

MARKETING, SALES AND DISTRIBUTION

     We market our oil field products primarily through our own sales force and through designated agents and distributors in every major oil and gas producing region in the world. Our customers include international and domestic drilling contractors and international and domestic oil and gas exploration and production compa-nies, including foreign state-owned oil and gas enterprises. We maintain 27 domestic and 7 international sales, parts and service centers in areas of significant drilling and production operations.

     See Note 13 to the Financial Statements for financial information related to our revenues by geographic region.

RAW MATERIALS

     We purchase our components, parts and raw materials from several commercial sources. With respect to our Specialty Steel Division, the raw materials used to manufacture specialty steel products consist of premium steel scrap and various alloys, of which we believe there is an adequate supply in the North American market. We believe that the loss of any of our suppliers would not have a material adverse effect on our operations.

INTELLECTUAL PROPERTY

     We own or have license to use a number of U.S. and foreign patents covering a variety of products. Although on the whole the patents are important to us, no single patent is essential to our business. In general, we depend upon product name recognition, manufacturing quality control and application of our expertise rather than patented technology in the conduct of our business. We enjoy product brand name recognition, principally through our BOWEN(R), IDECO(R), FRANKS(R), CARDWELL(TM), and IRI(TM) trademarks, and considers such trademarks to be important to our business.

EMPLOYEES

     As of December 31, 1998, we employed a total of 1,203 persons, of whom 30 were employed outside the United States. Approximately 46% of these employees were salaried and the balance were compensated on an hourly basis. Approximately 26% of our employees are represented by a union or are parties to a collective bargaining agreement. The collective bargaining agreement between us and our employees is effective for the period from July 1997 until July 2000, covers approximately 315 employees and contains customary provisions with respect to wages, hours and working conditions for certain production and maintenance employees in the Bowen Tools Division. The collective bargaining agreement required a 4.5% wage increase in its first year, and 3% increases in its second and third years. We consider our relations with our employees to be good.

RISKS AND INSURANCE

     Our operations are subject to the usual hazards inherent in manufacturing products and providing services for the oil and gas industry. These hazards include:

     - personal injury and loss of life;

     - business interruptions;

     - property and equipment damage; and

     - pollution or environmental damage.

We maintain comprehensive insurance covering our assets and insuring against risks at levels that we believe are appropriate and in accordance with industry practice. We cannot assure, however, that our insurance coverage will be adequate in all circumstances or against all hazards or risks, or that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.

     Our services and products are used in drilling, production and well-servicing operations. These types of operations are subject to inherent risks, including:

     - Property damage;

     - Personal injury;

     - Suspension of operations; and

     - Loss of production.

We maintain product liability and worker's compensation insurance. Although the limits of our insurance coverage against an accident are generally in accordance with industry practice, such insurance may not be adequate to protect the us against liability or losses accruing from all the consequences of such an incident.

ENVIRONMENTAL MATTERS

     Our manufacturing operations are subject to a broad range of federal, state and local environmental laws, both in the United States and in foreign jurisdictions, including those governing:

     - discharges into the air and water;

     - handling and disposal of solid and hazardous wastes; and

     - remediation of contaminated soil and groundwater.

Our policy is to eliminate and minimize generation of wastes at our facilities through plant operations, process design and maintenance. We continually strive to reduce wastes by sending these materials off-site for recycling and/or re-use.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability without regard to fault, on certain classes of persons for the release of a hazardous substance into the environment. These persons include the owner and operator of the disposal site or sites where the release occurred and companies that sent hazardous substances to such sites. Persons who are responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up hazardous substances that have been released into the environment.

     We currently own or lease, and have in the past owned or leased, numerous properties that have been used for the manufacture and storage of products and equipment containing or requiring oil and/or other hazardous substances. Although we have used standard operating and disposal practices, hazardous substances may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, the Resource Conservation and Recovery Act and analogous state laws. Under such laws, we could be required to remediate any hazardous substances or wastes discovered on or under these properties.

     Various federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials ("ACM"). These laws and regulations may impose liability for the release of ACM. We are aware of the presence of ACM at our facilities, but we believe that such material is in acceptable condition at this time. Although we cannot give any assurances, we believe that any future costs related to remediation of ACM at these sites will not be material, either on an annual basis or in the aggregate.

     We have tried to reduce the impact of costs related to actual or potential environmental conditions at the Bowen Tools Division facilities through our contractual arrangements with Air Liquide America Corporation ("Air Liquide"). Air Liquide and Bowen agreed to indemnify us for costs relating to environmental conditions existing at these facilities prior to our purchase of the Bowen Tools Division. We cannot assure that Air Liquide or Bowen will meet its obligations under the indemnification arrangements or that there will not be future contamination for which we might be fully liable and that may require us to incur significant costs that could have a material adverse effect on our financial condition and results of operations.

     Although we believe we are currently in substantial compliance with environmental laws and regulations, as is the case with most industrial manufacturers, we could incur significant costs related to environmental compliance in the future. Future environmental compliance may involve remediating existing conditions at our facilities or modifing our operations. These potential costs may have a material adverse effect on our financial condition and results of operations. Moreover, other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to us.

ITEM 2. PROPERTIES

     The principal offices and facilities owned or leased by us and their current uses are described in the following table:

                       FACILITY SIZE   PROPERTY SIZE
LOCATION                 (SQ. FT.)        (ACRES)      TENANCY                    USE
--------               -------------   -------------   -------                    ---
Pampa, TX............    1,000,000          499        Owned     Rig and specialty steel
                                                                   manufacturing, administration and
                                                                   warehousing
Houston, TX..........      539,700           19        Owned     Drilling tool manufacturing,
                                                                   administration and warehousing
Beaumont, TX(1)......      350,000           10        Owned     Rig parts sales and warehousing
El Dorado, KS(2).....      139,912           23        Owned     Rig parts sales and warehousing
Houston, TX..........       16,249          N/A        Leased    Executive Offices
Houston, TX..........       50,154            2        Owned     Administration

---------------

(1) Rig manufacturing was ceased at this facility in early 1999.

(2) Rig manufacturing was ceased at this facility in December 1998.

     We also own or lease facilities at 34 domestic and international locations, substantially all of which are sales, service or warehouse locations.

ITEM 3. LEGAL PROCEEDINGS

     There are pending or threatened against us various claims, lawsuits and administrative proceedings all arising from the ordinary course of business with respect to commercial product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effects such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings to the extent not otherwise provided for will not have a material adverse effect on our consolidated financial statements.

     We maintain comprehensive liability insurance. We believe such coverage to be of a nature and amount sufficient to ensure that we are adequately protected from any material financial loss as a result of such claims. We currently are not the subject of any legal actions for which we are neither insured nor indemnified and which we believe will individually or in the aggregate have a material adverse effect on our financial condition, results of operations or liquidity, nor to our knowledge is any such litigation threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, par value $0.01 per share (the "Common Stock") became listed on the New York Stock Exchange on November 14, 1997 under the symbol "IIR". Prior to that time there was no public market for our common stock. Our common stock closed at $3 9/16 on March 22, 1999.

     The following table sets forth (as reported by New York Stock Exchange) for the periods indicated the prices of the Common Stock.

FISCAL 1999                                                       HIGH         LOW
-----------                                                    -----------   --------
1st Quarter (through March 22, 1999)........................       4 3/8        2 7/8

FISCAL 1998                                                       HIGH         LOW
-----------                                                    -----------   --------
1st Quarter.................................................      14 1/2       10
2nd Quarter.................................................      14 15/16     10 3/4
3rd Quarter.................................................      12 1/4        4 3/8
4th Quarter.................................................       6 3/4        2 1/2

FISCAL 1997                                                       HIGH         LOW
-----------                                                    -----------   --------
4th Quarter (from November 13, 1997)........................      21 1/8       12 3/4

     The number of record holders of the Common Stock as of March 22, 1999 was
73. Pursuant to our Incentive Plan, 1,896,000 shares of Common Stock are subject to outstanding options at March 22, 1999. An additional 600,000 options have been authorized but not yet issued.

     We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings to provide for the continual growth and development of our business.

     During 1998, we made no sales of equity securities not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial information for the Company. The information presented for the period from September 20, 1994 through March 31, 1995, for the year ended March 31, 1996, the nine month period ended December 31, 1996, the fiscal year ended December 31, 1997 and the fiscal year ended December 31, 1998 is derived from our audited financial statements. The information presented for the period from April 1, 1994 through September 19, 1994 is derived from the audited financial statements of the Company while owned by Dresser Industries, Inc. and Ingersoll-Rand Corporation (the "Predecessor"). The information for the nine month period ended December 31, 1995 and the twelve month period ended December 31, 1996 is derived from our unaudited financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company, including the notes thereto, included elsewhere in this Annual Report.

                                                            THE COMPANY                                      PREDECESSOR
                                  ---------------------------------------------------------------   -----------------------------
                                                                     NINE MONTHS                     PERIOD FROM     PERIOD FROM
                                       TWELVE MONTHS ENDED              ENDED                       SEPTEMBER 20,   APRIL 1, 1994
                                          DECEMBER 31,              DECEMBER 31,      YEAR ENDED       1994 TO           TO
                                  -----------------------------   -----------------    MARCH 31,      MARCH 31,     SEPTEMBER 19,
                                    1998     1997(1)     1996      1996      1995        1996           1995            1994
                                  --------   --------   -------   -------   -------   -----------   -------------   -------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenue.......................  $175,045   $185,366   $75,663   $62,298   $39,141     $52,506        $20,206         $16,473
  Cost of goods sold(2).........   126,626    139,204    53,030    44,968    28,815      36,877         14,058          16,216
                                  --------   --------   -------   -------   -------     -------        -------         -------
  Gross profit (loss)...........    48,419     46,162    22,633    17,330    10,326      15,629          6,148             257
  Selling, general and
    administrative expense......    30,526     23,543    10,810     8,220     5,400       7,990          2,305           2,102
  Restructuring charge..........       590         --        --        --        --          --             --              --
                                  --------   --------   -------   -------   -------     -------        -------         -------
  Operating income (loss).......    17,303     22,619    11,823     9,110     4,926       7,639          3,843          (1,845)
  Interest expense..............      (360)    (8,762)     (662)     (615)       --         (47)           (25)         (2,675)
  Other income
    (expense) -- net............    (1,278)    (1,464)      141       (20)      210         371              8             106
  Income taxes..................    (3,283)    (2,786)      (98)      (98)       --          --           (263)             --
                                  --------   --------   -------   -------   -------     -------        -------         -------
  Net income (loss) before
    extraordinary item..........    12,382     12,535    11,204     8,377     5,136       7,963          3,563          (4,414)
  Extraordinary charge on early
    extinguishment of debt, net
    of tax benefit..............        --     (1,512)       --        --        --          --             --              --
                                  --------   --------   -------   -------   -------     -------        -------         -------
  Net income after extraordinary
    item........................    12,382     11,023    11,204     8,377     5,136       7,963         (3,563)         (4,414)
                                  ========   ========   =======   =======   =======     =======        =======         =======
  Weighted average shares
    outstanding.................    39,900     31,275    30,000    30,000    30,000      30,000         30,000          30,000
                                  ========   ========   =======   =======   =======     =======        =======         =======
  Income (loss) per common
    share.......................  $   0.31   $   0.35   $  0.37   $  0.28   $  0.17     $  0.27        $  0.12         $ (0.15)
                                  ========   ========   =======   =======   =======     =======        =======         =======

                                                                                THE COMPANY
                                                              ------------------------------------------------
                                                                      DECEMBER 31,               MARCH 31,
                                                              -----------------------------   ----------------
                                                                1998       1997      1996      1996      1995
                                                              --------   --------   -------   -------   ------
BALANCE SHEET DATA:
  Working capital...........................................  $164,246   $161,890   $38,658   $35,461   33,767
  Total assets..............................................   239,166    251,074    58,671    46,631   40,130
  Long-term debt and obligation under capital lease less
    current
    installments............................................       319        586       522        --       --
  Shareholder's equity......................................   210,259    198,406    24,903    16,526    8,563

---------------

(1) The Company acquired the business and operations of the Bowen Tools Division on March 31, 1997 and Cardwell International, Ltd. on April 17, 1997.

(2) Amortization of negative goodwill decreased cost of goods sold in all periods except the period from April 1, 1994 through September 19, 1994 (predecessor periods). See Notes to Pro Forma Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Information," the Consolidated Financial Statements and Notes thereto and the other information included elsewhere in this Annual Report on Form 10-K.

     Our fiscal year was changed from the twelve-month period ending March 31 to the calendar year, effective December 31, 1996.

OVERVIEW

  General

     We manufacture land-based drilling and well-servicing rigs and rig component parts for use in the domestic and international markets. Our revenues are substantially dependent upon the condition of the oil and gas industry and worldwide levels of exploration, development and production activity, including the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Exploration, development and production activity is largely dependent on the prevailing view of future oil and natural gas prices which have been characterized by significant volatility over the last 20 years. Oil and natural gas prices are influenced by numerous factors affecting the supply of and demand for oil and gas, including the level of drilling activity, worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, political requirements of national governments, coordination by OPEC and the cost of producing oil and gas. Demand for our products in certain emerging market countries may depend somewhat less on the prevailing view of future oil and natural gas prices as such countries may generally place greater emphasis on their need for internal development, energy self-sufficiency or hard currency earnings.

     As a result of the continued decline in oil prices and the deteriorating economic conditions in Russia and other emerging markets, the oil and gas industry has dramatically reduced its capital expenditures for exploration, development and production activities. Our revenues, operating income and backlog have been adversely affected by these events. We believe that these industry conditions may further deteriorate and negatively impact our future results of operations.

     Accordingly, we have assessed and begun to implement a variety of measures to minimize the adverse effects of industry conditions on the our business and financial performance. We consolidated our manufacturing operations in Pampa and Houston, Texas and implemented other cost reduction measures. These measures reduced our workforce by a total of 690 employees through March 1999. We are considering further consolidation and cost reduction measures but we cannot assure that these or any other measures will be sufficient to offset the negative effects of prevailing industry conditions on the our business and financial performance.

  Foreign Exchange Transactions

     Sales denominated in currencies other than U.S. dollars are made only by the Bowen Tools Division. We attempt to limit our exposure to foreign currency fluctuations by limiting the amount of sales denominated in currencies other than U.S. dollars and by, with the exception of our Canadian subsidiary, maintaining our cash and cash equivalents in U.S. dollar denominated accounts and investments (except to the extent needed for local operating expenses). For the twelve month period December 31, 1996 and the fiscal years ended December 31, 1997 and 1998, Bowen's Canadian sales (expressed in U.S. dollars) were $4.2 million, $4.4 million and $3.9 million, respectively, and all other non-U.S. dollar denominated sales (expressed in U.S. dollars) were $9.1 million, $7.4 million and $9.5 million, respectively. We have not engaged in and do not currently intend to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations among foreign currencies.

  Negative Goodwill

     On September 20, 1994, all of our outstanding capital stock was acquired by an affiliate of certain of our stockholders for $5.0 million in cash (the "Company Acquisition"). The Company Acquisition was recorded using the purchase method of accounting and the purchase price allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Company Acquisition. The excess of the fair value of net assets acquired over the consideration paid was applied against non-monetary assets (property, plant and equipment), reducing the balances of these assets at the date of the Company Acquisition to zero, and the remaining excess of the fair value of net assets acquired over consideration paid was recorded as negative goodwill. The purchase price has been allocated to the assets acquired and liabilities assumed based up on their fair values at the date of the acquisition as follows (in thousands):

Inventories.................................................   $ 33,287
Other current assets........................................      7,743
Current liabilities.........................................     (7,372)
Accrued retirement benefits.................................     (1,821)
Negative goodwill...........................................    (26,837)
                                                               --------
                                                               $  5,000
                                                               ========

     Negative goodwill is being amortized using the straight-line method over five years ending September 19, 1999. The comparability of the results of operations between the years ended March 31, 1995 (which included the results of operations of our predecessor from April 1, 1994 to September 19, 1994) and March 31, 1996 is affected by, in addition to the amortization of negative goodwill (which reduces the post-Company Acquisition cost of sales), the exclusion of depreciation expense related to fixed assets written down to zero on the Company Acquisition date, both of which have a positive effect on earnings. See Note 1 to the Consolidated Financial Statements. Amortization of negative goodwill decreased cost of goods sold by $5.4 million in each of the fiscal years ended December 31, 1998 and 1997 and the twelve month period ended December 31, 1996 and the year ended March 31, 1996 and $2.7 million for the period from September 20, 1994 through March 31, 1995.

RESULTS OF OPERATIONS

     In June 1997, we changed our fiscal year from a March 31 year-end to a December 31 year-end, effective with the period ended December 31, 1996, in order to harmonize the fiscal years of IRI, Cardwell and Bowen. The following discussion of the results of operations of our business units does not reflect allocation of corporate overhead expense, unallocated administrative expense or amortization of goodwill and negative goodwill. See Note 13 to our Financial Statements for a presentation of segment information.

     Sales of new rigs manufactured by us can produce large fluctuations in revenues depending on the size and the timing of the construction of orders. Individual orders of rig packages range from $1 million to $25 million and cycle times for the design, engineering and manufacturing or rig packages range from six to nine months. These fluctuations may affect our quarterly revenues and operating income.

     The lack of material tax provisions for the historical periods discussed below results primarily from (i) the amortization of negative goodwill which does not give rise to taxable income and (ii) the availability of net operating loss carry forwards. As discussed above, negative goodwill is being amortized over five years ending September 19, 1999. See "-- Negative Goodwill." See Note 9 to our Consolidated Financial Statements for a discussion of our net operating loss carry forwards.

  Results of Segment Operations

     The following discussion of the results of operations of our oil field equipment, down hole tools and specialty steel segments does not reflect the allocation of corporate and unallocated administrative expenses, amortization of negative goodwill and amortization of goodwill on an individual segment basis. Certain information that reconciles the discussion of the results of operations of the individual segments to the our Consolidated Financial Statements is as follows:

                                                              THE COMPANY                                      PREDECESSOR
                             ------------------------------------------------------------------------------   -------------
                                                                                               PERIOD FROM
                                     TWELVE MONTHS              NINE MONTHS                   SEPTEMBER 20,    PERIOD FROM
                                         ENDED                     ENDED                          1994        APRIL 1, 1994
                                     DECEMBER 31,              DECEMBER 31,      YEAR ENDED      THROUGH         THROUGH
                             -----------------------------   -----------------   MARCH 31,      MARCH 31,     SEPTEMBER 19,
                               1998       1997      1996      1996      1995        1996          1995            1994
                             --------   --------   -------   -------   -------   ----------   -------------   -------------
Revenues
  Oil field equipment......  $ 88,395   $106,529   $61,537   $52,029   $30,668    $40,176        $14,399         $12,545
  Down hole tools..........    76,249     65,336        --        --        --         --             --              --
  Specialty steel..........    10,401     13,501    14,126    10,269     8,473     12,330          5,807           3,928
                             --------   --------   -------   -------   -------    -------        -------         -------
        Total..............  $175,045   $185,366   $75,663   $62,298   $39,141    $52,506        $20,206         $16,473
                             ========   ========   =======   =======   =======    =======        =======         =======
Segment operating income
  (loss)
  Oil field equipment......  $ 13,533   $ 15,617   $ 9,889   $ 7,399   $ 1,607    $ 4,141        $ 1,269         $  (671)
  Down hole tools..........    17,186     11,869        --        --        --         --             --              --
  Specialty steel..........     1,668      4,503     3,528     2,879     2,003      2,608          1,240             232
                             --------   --------   -------   -------   -------    -------        -------         -------
        Total..............    32,387     31,989    13,417    10,278     3,610      6,749          2,509         $  (439)
  Corporate overhead and
    unallocated
    administrative
    expenses...............   (18,596)   (13,862)   (6,961)   (5,194)   (2,710)    (4,477)        (1,350)         (1,406)
  Restructuring charge.....       590         --        --        --        --         --             --              --
  Amortization of negative
    goodwill...............     5,367      5,370     5,367     4,026     4,026      5,367          2,684              --
  Amortization of
    goodwill...............     1,265        878        --        --        --         --             --              --
                             --------   --------   -------   -------   -------    -------        -------         -------
  Operating income
    (loss).................  $ 17,303   $ 22,619   $11,823   $ 9,110   $ 4,926    $ 7,639        $ 3,843         $(1,845)
                             ========   ========   =======   =======   =======    =======        =======         =======

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

  Oil Field Equipment

     Revenues and operating income for the oil field equipment unit were $88.4 million and $13.5 million, respectively, for the fiscal year ended December 31, 1998, as compared to $106.5 million and $15.6 million, respectively, for the fiscal year ended December 31, 1997. Decreased operating income resulted from the economic and financial turmoil in Russia and the Asia-Pacific region and the downward turn in oil prices, both of which resulted in a decreased demand for our products. Gross Margin for the fiscal year ended December 31, 1998 was 19.5%, as compared to 17.8% for the fiscal year ended December 31, 1997. This increase resulted principally from an extensive cost restructuring program and a favorable mix between manufactured equipment and buy-outs.

  Down Hole Tools

     Revenues and operating income for the down hole tools unit were $76.2 million (or $6.4 million per month) and $17.2 million (or $1.4 million per month), respectively, for the fiscal year ended December 31, 1998, as compared to $65.3 million (or $7.3 million per month) and $11.9 million (or $1.3 million per month), respectively, for the nine months ended December 31, 1997. Decreased monthly revenues at the down hole tools unit were primarily attributable to the downward trends in the oil industries. Gross margin for the fiscal year ended December 31, 1998 was 33.0%, as compared to 26.5% for the fiscal year ended December 31, 1997. The increase in monthly operating income and gross margin was primarily due to the full impact of price increases in the last two quarters of 1997, an increase in the amount of manufacturing overhead absorbed into inventory and management's cost-cutting initiatives.

  Specialty Steel

     Revenues and operating income for the specialty steel unit were $10.4 million and $1.7 million, respectively, for the fiscal year ended December 31, 1998, as compared to $13.5 million and $4.5 million, respectively, for the fiscal year ended December 31, 1997. The decrease in revenues was primarily the result of reduced demand from a major customer. Because of the loss of the high margin business that we transacted with this major customer, our gross margins also decreased from 34.6% for the fiscal year ended December 31, 1997 to 17.5% for the fiscal year ended December 31, 1998.

  Corporate Administrative and Interest Expenses

     Corporate administrative expenses were $18.6 million for the fiscal year ended December 31, 1998, as compared to $13.9 million for the fiscal year ended December 31, 1997. The increase was due primarily to the inclusion of corporate administrative expenses for our Bowen Tools Division and Cardwell operations for the full year in 1998 as compared to only nine months for 1997. In addition, corporate administrative expenses increased as a result of the higher professional fees associated with being a public company and the implementation of new software systems.

     Interest expense decreased from $8.8 million for the fiscal year ended December 31, 1997 to $0.4 million for the fiscal year ended December 31, 1998. Interest expense decreased mainly because we repaid our debt with the proceeds from the initial public offering of our Common Stock.

  Restructuring Charge

     The Company incurred a restructuring charge of $590,000 in 1998 in connection with its restructuring program.

  Other Income (Expense)

     Other expenses were $1.3 million for the fiscal year ended December 31, 1998, as compared to $1.5 million for the fiscal year ended December 31, 1997. Other expense for 1998 includes:

     - $2.2 million of interest income (due to higher cash balances in 1998);

     - $2.7 million of losses on trading securities (as compared to a gain of $0.8 million for 1997);

     - $0.6 million of special charges (relating to expenses incurred in connection with the proposed acquisition of Hitec ASA, which was terminated on April 28, 1998); and

     - $0.2 million of miscellaneous other expenses.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996

  Oil Field Equipment

     Revenues and operating income for the oil field equipment unit were $106.5 million and $15.6 million, respectively, for the fiscal year ended December 31, 1997, as compared to $61.5 million and $9.9 million, respectively, for the twelve month period ended December 31, 1996. For the fiscal year ended December 31, 1997, revenues and operating income reflect contributions thereto by Cardwell of $30.0 million and $4.5 million. The increase in revenues resulted from the Cardwell Acquisition and increased sales of rig packages by the IRI Division. Increased operating income resulted from the IRI Division's increased sales in the period. Gross Margin for the fiscal year ended December 31, 1997 was 18.4%, as compared to 22.1% for the twelve month period ended December 31, 1996. This decrease resulted principally from the inclusion of Cardwell's operations (gross margin of 15% in the results for the twelve month period ended December 31, 1997). Cardwell's comparatively lower gross margin resulted from lower margin rig manufacturing contracts entered into prior to the date of the Cardwell Acquisition, the pricing terms of which reflected Cardwell's lower fixed overhead cost structure. We have implemented a uniform pricing policy that we believe will result in higher overall gross margins.

  Down Hole Tools

     We acquired the Bowen Tools Division on March 31, 1997 and prior to such date we had no down hole tools unit. Revenues and operating income for the down hole tools unit were $65.3 million and $11.9 million, respectively, for the nine months ended December 31, 1997, as compared to $52.3 million and $5.7 million, respectively, for the nine months ended December 31, 1996. Increased revenues and operating income at the Bowen Tools Division were primarily attributable to increased drilling activity in the U.S. Gross margin for the nine months ended December 31, 1997 was 26.5%, as compared to 24.0% for the nine months period ended December 31, 1996. The increase in gross margin was primarily due to improved pricing, increased volume and more efficient capacity utilization.

  Specialty Steel

     Revenues and operating income for the specialty steel unit were $13.5 million and $4.5 million, respectively, for the fiscal year ended December 31, 1997, as compared to $14.1 million and $3.5 million, respectively, for the twelve month period ended December 31, 1996. The decrease in revenues was primarily the result of reduced demand from a major customer. Gross margin for the fiscal year ended December 31, 1997 was 33.4%, as compared to 26.2% for the twelve month period ended December 31, 1996.

  Corporate Administrative and Interest Expenses

     Corporate administrative expenses were $13.9 million for the fiscal year ended December 31, 1997, as compared to $7.0 million for the twelve month period ended December 31, 1996. The increase was due primarily to the inclusion of Bowen and Cardwell's administrative expenses of $3.2 million and $1.2 million, respectively, for the 1997 period.

     Interest expense increased from $0.7 million for the twelve month period ended December 31, 1996 to $8.8 million for the fiscal year ended December 31, 1997. The increase in interest expense is a result of (i) borrowings on March 31, 1997 under a $65.0 million five-year term loan (the "Term Loan") provided to us by certain financial institutions, as lenders, Credit Lyonnais New York Branch, as a lender and as administrative agent, and Lehman Commercial Paper Inc., as a lender and as advisor, manager and syndication agent (collectively, the "Lenders"), and the issuance of $31.0 million aggregate principal amount of Senior Subordinated Increasing Rate Notes (the "Senior Notes") on such date to fund the Acquisitions and (ii) borrowings under a $25.0 million three-year revolving credit facility between us and the Lenders with a $20 million sublimit for the issuance of letters of credit (the "Revolving Credit Facility") during the period to fund working capital requirements of Cardwell. On November 19, 1997, we used the gross proceeds of the initial public offering of the Common Stock to repay in full the Term Loan and fully redeem the Senior Notes.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

  Oil Field Equipment

     Revenues and operating income for the oil field equipment unit were $52.0 million and $7.4 million, respectively, for the nine month period ended December 31, 1996, as compared to $30.7 million and $1.6 million, respectively, for the nine month period ended December 31, 1995. The increases in revenues and operating income were primarily attributable to an increase in sales of our oil field equipment products to exploration and production companies and contract drillers. The elevated levels of sales of our products reflected the increased oil and gas exploration and production activity worldwide. Gross margin for the nine month period ended December 31, 1996 was 19.7% compared to 13.7% for the nine month period ended December 31, 1995, as a result of price increases, greater fixed overhead absorption and more efficient capacity utilization due to increased manufacturing volume.

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

  Corporate Administrative and Interest Expenses

     Corporate administrative expenses were $5.2 million, representing 8.3% of revenues, for the nine month period ended December 31, 1996 and $2.7 million, representing 6.9% of revenues, for the nine month period ended December 31, 1995. The higher levels of expense were a consequence of establishing a corporate headquarters in Houston, Texas, and expanding our management team and related support personnel.

     Interest expense was $0.6 million for the nine month period ended December 31, 1996, compared to $0.2 million of interest income for the nine month period ended December 31, 1995, due to borrowings by us under a former credit facility established in April 1996. The funds borrowed were used by us to fund increased working capital needs necessitated by the increases in the orders for its oil field equipment products during the nine month period ended December 31, 1996.

ACCOUNTING POLICIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. This statement requires that all derivatives be recognized on the balance sheet, measured at fair value. Adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, we had cash, cash equivalents and marketable securities of $40.5 million, compared to $57.7 million at December 31, 1997. At December 31, 1998, our working capital was $164.3 million, compared to $161.9 million at December 31, 1997. This increase in working capital at December 31, 1998 was attributable to the increase in manufactured inventories. At December 31, 1998, our current assets to current liabilities ratio was approximately 8.7:1.

     At December 31, 1998, approximately $6.7 million was available for additional borrowings under the Revolving Credit Facility.

     We believe that cash flows from operations in conjunction with borrowings under the Revolving Credit Facility and credit facilities that may be arranged in the future, if necessary, will be sufficient to meet our short-term (i.e., less than one year) and long-term liquidity needs. Though there can be no assurance in this regard, we believe that any credit facilities arranged in the near future would be on commercially reasonable terms.

  The Revolving Credit Facility

     The Revolving Credit Facility matures on March 31, 2000, and prior thereto amounts repaid may be reborrowed. After the initial public offering of our common stock, we reduced the commitment under the Revolving Credit Facility to $9.7 million.

     Our obligations under the Revolving Credit Facility are secured by first priority security interests in substantially all of our assets, including all personal property and material real property, the pledge by us of all of the outstanding capital stock of Cardwell and the pledge by us or Cardwell, as the case may be, of 66% of the outstanding capital stock of each of our direct and indirect foreign subsidiaries. These obligations are also guaranteed by Cardwell. The Revolving Credit Facility contains certain representations and warranties, covenants and events of default customary for facilities of this type.

YEAR 2000

  Our Year 2000 Compliance Program

     We have initiated a three-phase Year 2000 compliance program:

          1. We will identify non-Year 2000 compliant hardware and software systems and other technology, and contact key suppliers and customers;

          2. We will ascertain the extent to which our systems and technologies and those of our key suppliers and customers are non-Year 2000 compliant and will prioritize our Year 2000 response accordingly; and

          3. We will replace or remediate our non-Year 2000 compliant systems and technologies and develop contingency plans with respect to systems and other technology that cannot be replaced or remediated in time and with respect to key suppliers and customers that have not become Year 2000 compliant.

  Our State of Readiness

     The first phase is currently in progress and should be complete by the end of the second quarter. Of the inventory taken thus far, we have identified issues with some of our information technology systems that support our most significant business operations. The Enterprise Resource Planning ("ERP") system that supports the down hole tools unit requires a software upgrade that is planned for installation by the end of the second quarter of 1999. The ERP system that supports the oil field equipment and specialty steel units also requires a software upgrade that is planned for installation in the third quarter of 1999. The installation of these software upgrades will require the allocation of significant internal resources to test the upgraded ERP systems prior to their implementation. Other significant information technology systems that may not be compliant are:

     - the accounting software system currently used in the Canadian operations;

     - our payroll system; and

     - the design engineering software system.

We will have a better understanding of these systems and their respective Year 2000 compliance once we have completed the first phase of our Year 2000 compliance program.

     We have inventoried some of the more critical non-information technology systems of the down hole tools unit. Approximately 85% of our production machines for the down hole tools unit are manual or "numerical control" equipment not affected by Year 2000 issues. The balance of our production machines are "computer numerical control" machines; these machines produce about 30% to 40% of our production output. Although we have been notified by the manufacturer of these machines that the controls on these machines are Year 2000 compliant, we have not yet verified whether or not these machines are indeed Year 2000 compliant. We have not completed our inventory of the production machines for our other units or other non-information technology systems.

     We have also initiated the inventorying of key third party relationships for Year 2000 compliance. Although we have begun to contact some of the key suppliers of the down hole tools unit, we have not yet assessed the extent and content of the responses received from those suppliers. We have not begun to inventory the key customers for any of the business units and the key suppliers for the oil field equipment unit and the specialty steel unit but we believe that the loss of any of our suppliers would not have a material adverse effect on our operations. We plan to complete the inventory of key third party relationships by the end of the second quarter of 1999.

     We have retained outside consultants to help evaluate our Year 2000 readiness and our comprehensive project plan detailing the steps necessary for us to become Year 2000 compliant. We expect the report and project plan to be ready by the middle of the second quarter of 1999. We intend to complete our inventory of all information technology and non-information technology related systems by the end of the second quarter of

1999. We also expect to engage outside consultants to assist us in the testing of our systems and the remediation of any Year 2000 issues.

  Costs to Address Year 2000 Issues

     To date, the costs incurred by our Year 2000 compliance program have been minimal. We estimate our expenses relating to Year 2000 issues will be approximately $1.3 million, but they could be as high as $2.0 million. We also expect to allocate significant internal resources to the inventorying, testing and remediation of Year 2000 issues, though we have not quantified the costs of allocating these internal resources. The replacement and upgrade of several of our software and hardware systems in the ordinary course of business have had the added benefit of resolving Year 2000 issues with respect to those systems. In addition, our maintenance agreements with vendors of our ERP systems for our three business units already include the cost of the software upgrades required for those systems. We believe that the costs to complete our Year 2000 compliance program will not have a material effect on our financial position, results of operations or cash flows, though we cannot give any assurances in this regard.

  Risks Associates with Year 2000 Issues

     We believe that much of the risk associated with Year 2000 will be mitigated by the installation of the minor software patches on our ERP systems. However, we are presently unable to fully determine the risk of any other non-compliant Year 2000 software, hardware, and other technologies and the material impact it represents to our business. We will have a better understanding of these risks once the inventory has been completed and the systems have been analyzed and prioritized with respect to their importance to our business. We are unable to determine what effect the failure of us, our suppliers or our customers to become Year 2000 compliant will have on our business, but any significant failures could have an material adverse effect on our results of operations and financial condition. At the very least, any significant failures may force us to curtail production, prevent us from meeting customers demands on a timely basis, and/or impede our ability to monitor customer orders and inventory.

  Contingency Plans

     We have not yet been able to determine the extent to which we need contingency plans because our inventory is not yet complete. We plan to have contingency plans developed by the end of the third quarter of 1999 for all those systems and relationships that are critical to our business. All non-critical systems and relationships will be assessed for contingency plans in the fourth quarter of 1999.

CAPITAL EXPENDITURES

     For the fiscal year ended December 31, 1998, we used cash flow from operations of $1.7 million primarily to increase inventory levels to support anticipated increases in sales. We believe that cash generated from operations and amounts available under the Revolving Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

     Capital expenditures for 1998 totaled $10.0 million, including $1.2 million for the oilfield equipment and specialty steel segments, of which $0.6 million was for data processing equipment and $0.5 million was for machinery and equipment. $8.8 million in capital expenditures was expended for rental tools and equipment and new machinery at our down hole tools segment. For 1999, we have budgeted capital expenditures of $4.5 million, including $1.0 million for maintenance capital expenditures, $2.0 million for rental tools and $1.5 million for software upgrades and related expenditures. Capital expenditures are expected to be funded with available cash and cash flow generated from operations.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic and competitive factors outside of our control. These factors more specifically include:

     - dependence on the oil and gas industry;

     - competition from various entities;

     - the impact of government regulations;

     - the instability of certain foreign economies (including Russia and countries of the Asia-Pacific region);

     - currency fluctuations;

     - risks of expropriation; and

     - changes in law affecting international trade and investment.

     Forward-looking statements are typically identified by the words "believe," "expect," "anticipate" "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

INFLATION

     Inflation has not had a material impact on our operating and occupancy costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This discussion of about our exposure to market risks and our risk-management activities includes forward looking statements. These forward looking statements involve risks and uncertainties, including economic and competitive factors outside our control.

     Our primary market risk exposures come from interest rate risks, foreign exchange rate risks, and equity price risks. Our exposure to interest rate risks in minimal with respect to indebtedness. We repaid substantially all of our outstanding indebtedness in November 1997. However, at December 31, 1998, we had approximately $37.5 million of cash in interest bearing accounts. The rate of return on these accounts will vary with the prevailing interest rates. We do not engage in any significant interest rate swaps or other derivative activities designed to limit our exposure to changes in interest rates.

     Our direct exposure to foreign exchange risks is minimal. Except as discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with respect to our Bowen Tools Division, all of our sales are denominated in U.S. dollars. However, foreign exchange rate fluctuations may affect our revenues indirectly to the extent that a stronger U.S. dollar affects our ability to compete on the basis of price. We do not engage in any significant hedging or currency trading activities to limit our sensitivity to changes in foreign exchange rates and/or interest rates.

     At December 31, 1998, we had approximately $3.0 million of marketable securities, consisting primarily of corporate equity securities. These securities were acquired principally for trading purposes and are bought and held by us for the purpose of selling them in the near term. Fluctuations in interest rates and equity prices may adversely affect the value of our marketable securities.

     We do not believe there has been any material change in the market risks faced by us since the end of 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

     Information required by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" of Form 10-K are herein incorporated by reference to the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

     (a) Financial Statements

     See Index to Financial Statements and Schedules which appears on page F-1 hereof.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

     The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................
Consolidated Balance Sheet -- December 31, 1998 and 1997....
Consolidated Statement of Operations -- Years ended December
  31, 1998 and 1997, and nine months ended December 31,
  1996......................................................
Consolidated Statement of Cash Flows -- Years ended December
  31, 1998 and 1997, and nine months ended December 31,
  1996......................................................
Consolidated Statement of Shareholders' Equity -- Years
  ended December 31, 1998 and 1997, and nine months ended
  December 31, 1996.........................................
Notes to Consolidated Financial Statements..................

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRI International Corporation as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996 in conformity with generally accepted accounting principles.

                                        KPMG LLP

Houston, Texas
March 18, 1999

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 37,475    $ 49,473
  Marketable securities, at fair value (cost of $3,743 at
     December 31, 1998 and $7,448 at December 31, 1997).....     3,000       8,218
  Accounts receivable, less allowance for doubtful accounts
     of $960 at December 31, 1998 and $455 at December 31,
     1997...................................................    29,147      33,130
  Inventories...............................................   109,151     100,901
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     4,429       8,853
  Other current assets......................................     2,381       1,444
                                                              --------    --------
          Total current assets..............................   185,583     202,019
  Property, plant and equipment, net........................    49,192      43,219
  Other assets..............................................     4,391       5,836
                                                              --------    --------
                                                              $239,166    $251,074
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $     16    $     38
  Accounts payable..........................................     8,094      19,453
  Accrued liabilities.......................................     6,018       8,344
  Customer advances.........................................     3,303       7,546
  Other liabilities.........................................     3,644       4,527
  Current installments of obligation under capital lease....       262         221
                                                              --------    --------
          Total current liabilities.........................    21,337      40,129
Negative goodwill, less accumulated amortization............     4,026       9,393
Obligation under capital lease, less current installments...       319         586
Accrued postretirement benefits other than pensions.........     1,562       1,481
Pension liability...........................................     1,586         939
Other long term liabilities.................................        77         140
                                                              --------    --------
          Total liabilities.................................    28,907      52,668
Shareholders' Equity
  Preferred stock, $1.00 par value, 25,000,000 shares
     authorized, none issued................................        --          --
  Common stock, $0.01 par value, 100,000,000 shares
     authorized, 39,900,000 shares issued and outstanding in
     1998 and 1997..........................................       399         399
  Additional paid-in capital................................   168,514     168,538
  Retained earnings.........................................    43,308      30,926
  Accumulated other comprehensive income....................    (1,962)     (1,457)
                                                              --------    --------
          Total shareholders' equity........................   210,259     198,406
                                                              --------    --------
          Commitments and contingencies.....................  $239,166    $251,074
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      NINE MONTHS
                                                          YEAR ENDED DECEMBER 31,        ENDED
                                                          ------------------------    DECEMBER 31,
                                                              1998          1997          1996
                                                          ------------    --------    ------------
Revenues................................................    $175,045      $185,366      $62,298
Cost of goods sold......................................     126,626       139,204       44,968
                                                            --------      --------      -------
  Gross profit..........................................      48,419        46,162       17,330
Selling and administrative expense......................      30,526        23,543        8,220
Restructuring charge....................................         590            --           --
                                                            --------      --------      -------
  Operating income......................................      17,303        22,619        9,110
                                                            --------      --------      -------
Other income (expense):
  Interest income.......................................       2,213           746           90
  Interest expense......................................        (360)       (8,762)        (615)
  Other, net............................................      (3,491)          718         (110)
                                                            --------      --------      -------
                                                              (1,638)       (7,298)        (635)
                                                            --------      --------      -------
     Income before income taxes and extraordinary
       item.............................................      15,665        15,321        8,475
Income taxes............................................       3,283         2,786           98
                                                            --------      --------      -------
  Income before extraordinary item......................      12,382        12,535        8,377
Extraordinary item -- extinguishment of debt (net of tax
  benefit of $841)......................................          --        (1,512)          --
                                                            --------      --------      -------
          Net income....................................    $ 12,382      $ 11,023      $ 8,377
                                                            ========      ========      =======
Basic earnings (loss) per share
  Income before extraordinary item......................    $   0.31      $   0.40      $  0.28
  Extraordinary item....................................          --         (0.05)          --
                                                            --------      --------      -------
Net income per common share.............................    $   0.31      $   0.35      $  0.28
                                                            ========      ========      =======
Weighted average shares outstanding.....................      39,900        31,275       30,000
                                                            ========      ========      =======
Diluted earnings (loss) per share
  Income before extraordinary item......................    $   0.31      $   0.40      $  0.28
  Extraordinary item....................................          --         (0.05)          --
                                                            --------      --------      -------
Net income per common share.............................    $   0.31      $   0.35      $  0.28
                                                            ========      ========      =======
Weighted average shares outstanding.....................      39,905        31,295       30,000
                                                            ========      ========      =======

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           ACCUMULATED
                                                  ADDITIONAL                  OTHER           TOTAL
                                         COMMON    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                         STOCK     CAPITAL     EARNINGS      INCOME          EQUITY
                                         ------   ----------   --------   -------------   -------------
Balances at March 31, 1996.............   $300     $  4,700    $11,526       $    --        $ 16,526
  Comprehensive income:
     Net income........................     --           --      8,377            --           8,377
     Other comprehensive income........     --           --         --            --              --
                                                                                            --------
          Total comprehensive income...                                                        8,377
                                          ----     --------    -------       -------        --------
Balances at December 31, 1996..........    300        4,700     19,903            --          24,903
                                          ----     --------    -------       -------        --------
  Proceeds from initial public
     offering, net of costs............     99      163,838         --            --         163,937
  Comprehensive income:
     Net income........................     --           --     11,023            --          11,023
     Change in minimum pension
       liability adjustment............     --           --         --        (1,457)         (1,457)
                                                                                            --------
          Total comprehensive income...                                                        9,566
                                          ----     --------    -------       -------        --------
Balances at December 31, 1997..........    399      168,538     30,926        (1,457)        198,406
                                          ----     --------    -------       -------        --------
  Other................................     --          (24)        --            --             (24)
  Comprehensive income:
     Net income........................     --           --     12,382            --          12,382
     Change in minimum pension
       liability adjustment............     --           --         --          (531)           (531)
     Foreign currency translation
       adjustment......................     --           --         --            26              26
                                                                                            --------
          Total comprehensive income...                                                       11,877
                                          ----     --------    -------       -------        --------
Balance at December 31, 1998...........   $399     $168,514    $43,308       $(1,962)       $210,259
                                          ====     ========    =======       =======        ========

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS
                                                           YEAR ENDED     YEAR ENDED       ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1998           1997           1996
                                                          ------------   ------------   ------------
Cash flows from operating activities:
  Net income............................................    $ 12,382      $  11,023       $ 8,377
  Adjustments to reconcile net income to net cash
     provided by operations:
     Extraordinary charge...............................          --          1,512            --
     Depreciation and amortization......................       4,032          4,871            98
     Amortization of goodwill...........................       1,255            880            --
     Amortization of negative goodwill..................      (5,367)        (5,367)       (4,026)
     Change in employee benefit accounts................         728            129           (53)
     Loss on sale of assets.............................          --           (372)           --
     Changes in assets and liabilities, net of effects
       of acquisitions:
       Marketable securities............................       5,218         (8,218)           --
       Accounts receivable..............................       3,983        (14,772)       (2,594)
       Inventories......................................      (8,250)       (21,058)       (6,840)
       Other current assets.............................       3,487         (6,918)         (125)
       Other non current assets.........................         190           (113)           --
       Accounts payable and accrued liabilities.........     (13,685)        17,682         2,728
       Customer advances and other liabilities..........      (5,631)           593         1,264
                                                            --------      ---------       -------
          Net cash used in operations...................      (1,658)       (20,128)       (1,171)
                                                            --------      ---------       -------
Cash flows from investing activities:
  Capital expenditures..................................     (10,005)        (5,755)         (911)
  Acquisition of Bowen net assets, net of cash
     acquired...........................................          --        (77,693)           --
  Acquisition of Cardwell net assets, net of cash
     acquired...........................................          --        (12,574)           --
                                                            --------      ---------       -------
          Net cash flows used in investing activities...     (10,005)       (96,022)         (911)
Cash flows from financing activities:
  Payments on capital lease obligation..................        (226)          (312)         (144)
  Proceeds from notes payable...........................          --        113,482         3,157
  Debt issuance costs...................................          --         (3,971)           --
  Payments on notes payable.............................         (85)      (116,671)           --
  Issuance of common stock..............................          --        163,937            --
  Proceeds from sale of assets..........................          --            523            --
  Other.................................................         (24)            --            --
                                                            --------      ---------       -------
          Net cash flows provided by (used in) financing
            activities..................................        (335)       156,988         3,013
                                                            --------      ---------       -------
Increase (decrease) in cash and cash equivalents........     (11,998)        40,838           931
Cash and cash equivalents at beginning of year..........      49,473          8,635         7,704
                                                            --------      ---------       -------
          Cash and cash equivalents at end of year......    $ 37,475      $  49,473       $ 8,635
                                                            ========      =========       =======
Supplemental cash flow information:
  Interest paid.........................................    $    360      $   8,762       $   303
                                                            ========      =========       =======
  Income taxes paid.....................................    $  5,219      $     158       $    --
                                                            ========      =========       =======

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

     On September 20, 1994, all of the outstanding common and preferred stock of IRI was acquired by Energy Services International (ESI) for cash of $5 million. The acquisition has been recorded using the purchase method of accounting and the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the fair value of net assets acquired over consideration was applied against nonmonetary assets (property, plant and equipment) reducing the balances at the acquisition date to zero. The remaining excess of the fair value of net assets acquired over consideration paid of $26.8 million was recorded as negative goodwill and is being amortized using the straight-line method over 5 years. Negative goodwill amortization of $5.4 million for each of the years ended December 31, 1998 and 1997, and $4.0 million for the nine months ended December 31, 1996, is included in cost of goods sold in the accompanying statements of operations.

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

  (b) Statements of Cash Flows

     Cash equivalents of $37,500,000 and $49,500,000 at December 31, 1998 and 1997, respectively, consisted of interest-bearing cash deposits. For purposes of the statement of cash flows, the Company considers all cash and short-term highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     During the years ended December 31, 1997 and 1996, the Company entered into capital lease obligations of $309,000 and $810,000, respectively.

  (c) Marketable Securities

     Marketable securities at December 31, 1998 and 1997 consist of corporate equity securities. The Company classifies its equity securities as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized holding losses of $743,000 and gains of approximately $770,000 are included in other income for the years ended December 31, 1998 and 1997, respectively.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

  (d) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate actual cost on a first-in, first-out basis for all inventories excluding oilfield equipment work-in-process, parts and raw materials, which are recorded at actual cost on a first-in, first-out basis. Work-in-process inventories related to fixed price contracts are stated at the accumulated cost of material, labor and manufacturing overhead, less the estimated costs of units delivered. During 1998, the Company revised certain estimates resulting in approximately $4 million in additional costs being absorbed in the manufacturing process, which was previously expensed directly to cost of sales. A portion of the incremental manufacturing overhead is capitalized into inventory at December 31, 1998.

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

     Costs and estimated earnings in excess of billing on uncompleted contracts represent revenues earned under the percentage-of-completion method but not yet billable under the terms of the contract. Amounts are billable under contracts generally upon shipment of the products or completion of the contracts. Included in revenues and cost of goods sold for the year ended December 31, 1998 is $14,218,000 and $9,789,000, respectively, related to uncompleted contracts ($4,429,000, net) at December 31, 1998. Included in revenues

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES and cost of goods sold for the year ended December 31, 1997 is $34,842,000 and $25,989,000, respectively, related to uncompleted contracts ($8,853,000 net) at December 31, 1997.

  (h) Earnings per Common Share

     Weighted average shares for each of the periods presented were as follows (in thousands):

                                                         YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 1998   DECEMBER 31, 1997
                                                      -----------------   -----------------
Weighted average shares outstanding -- basic........       39,900              31,275
Incremental effect of options outstanding...........            5                  --
Weighted average shares outstanding -- diluted......       39,905              31,275

     Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years and quarters presented herein, basic and diluted earnings per share are the same except for the year and quarter ending December 31, 1998. Options outstanding at December 31, 1997 are anti-dilutive as the exercise price is greater than the market price at December 31, 1997. Options issued in December 1998 and outstanding at December 31, 1998 are dilutive and are included in Diluted EPS, but had no impact on EPS.

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

     A substantial portion of the Company's customers are engaged in the energy industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies or are secured by letters of credit or similar arrangements.

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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

  (k) Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities, minimum pension liabilities, and foreign currency exchange gains and losses, and is presented in the consolidated statements of stockholder's equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

(3) ACQUISITIONS

     On March 31, 1997, the Company acquired certain assets and assumed liabilities of Bowen Tools, Inc. ("Bowen"), a wholly-owned subsidiary of the French chemical concern L'Air Liquide, for a total consideration of $75.1 million. On April 17, 1997, the Company also acquired the stock of Cardwell International Ltd. ("Cardwell"), a privately owned company, as well as certain assets held by affiliates of Cardwell for approximately $12 million in cash at closing and partial payment ($3 million) of a note payable to bank. In addition the Company incurred approximately $3.2 million ($2.6 million for Bowen and $.6 million for Cardwell) of transaction costs in connection with the acquisitions. The acquisitions were financed through a $65 million senior secured term loan facility and $31 million of interim senior subordinated increasing rate notes. The notes outstanding under the term loan facility and the senior subordinated increasing rate notes were repaid with the proceeds from the Company's equity offering (see note 1).

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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The following sets forth selected consolidated financial information for the Company on a pro forma basis for the years ended December 31, 1997, assuming the Bowen and Cardwell acquisitions had occurred on January 1, 1997 (in thousands, except per share amounts):

                                                                 1997
                                                              -----------
                                                              (UNAUDITED)
Revenues....................................................   $207,776
                                                               ========
Gross profit................................................   $ 51,244
                                                               ========
Operating income............................................   $ 23,616
                                                               ========
Net income..................................................   $  9,300
                                                               ========
Net income per common share.................................   $   0.30
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

(4) INVENTORIES

     A summary of inventories follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Raw materials and supplies.............................  $ 46,743    $ 39,087
Work in process........................................    21,241      28,771
Finished goods.........................................    41,167      33,043
                                                         --------    --------
          Total........................................  $109,151    $100,901
                                                         ========    ========

(5) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Land and land improvements...............................  $ 2,910    $ 2,869
Buildings................................................    7,731      7,378
Machinery and equipment..................................   46,965     36,318
                                                           -------    -------
                                                            57,606     46,565
Less accumulated depreciation............................   (8,414)    (3,346)
                                                           -------    -------
          Property, plant and equipment, net.............  $49,192    $43,219
                                                           =======    =======

     Machinery and equipment includes capitalized lease assets of $1,119,000 at December 31, 1998 and 1997.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

     The Company has a $9.7 million revolving credit facility which matures on March 31, 2000. Amounts outstanding under the revolving credit facility are secured by substantially all of the assets of the Company and accrue interest at a rate per annum equal to the one, two, three or six month LIBOR plus 2 3/4%. Amounts available under the revolving credit facility ($6.7 million at December 31, 1998) are limited to the excess of the revolving credit commitment over then outstanding letter of credit obligations. The revolving credit facility agreement contains provisions, among others, that restrict incurrence of indebtedness, guarantees, acquisitions, and distributions to shareholders, and require the Company to meet specified financial maintenance tests.

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

(8) COMPREHENSIVE INCOME

     The accumulated balances for each classification of comprehensive income are as follows:

                                                                       ACCUMULATED
                                               FOREIGN     MINIMUM        OTHER
                                               CURRENCY    PENSION    COMPREHENSIVE
                                                ITEMS     LIABILITY      INCOME
                                               --------   ---------   -------------
Beginning balance............................    $--        (1,457)      (1,457)
Current period change........................     26          (531)        (505)
                                                 ---        ------       ------
Ending balance...............................    $26        (1,988)      (1,962)
                                                 ===        ======       ======

     There are no related tax effects allocated to each component of other comprehensive income as deferred income tax expenses and benefits are offset by changes in the valuation allowance.

(9) STOCK OPTIONS

     In anticipation of the initial public stock offering, the Company granted its Directors and certain of its officers and employees an aggregate of 1,933,000 options to purchase shares of common stock. Directors not

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES employed by the Company received options to purchase an aggregate of 160,000 shares of common stock having an exercise price that will be equal to the initial public offering price. The options granted to Directors not employed by the Company vest as to one-half of the option shares on the effective date of the Offering and as to a further one-quarter of the option shares on the first and second anniversaries of the effective date of the Offering. Certain executive officers and employees received options to purchase an aggregate of 1,773,000 shares of common stock having an exercise price equal to the greater of the initial public offering price and the fair market value of the option shares on the date such options vest. The options granted to certain executive officers and employees generally vest as to one-third of the option shares upon the effective date of the Offering and as to a further one-third of the option shares on the first and second anniversaries of the effective date of the Offering. During 1998, the Company cancelled 1,931,000 outstanding stock options and granted 1,645,000 new options.

     The Company applies APB Opinion 25 in accounting for its plan. Accordingly, no compensation cost has been recognized for stock options granted to employees. Compensation expense is recorded for options granted to non-employee directors based on the estimated fair value of the options on the date of grant. The compensation cost that has been charged against income for non-employee director options granted was $499,000 for the year ended December 31, 1997. The $499,000 was recognized in income in 1998 when the options were forfeited and cancelled. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards to employees under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                             1998      1997
                                                            -------   -------
Net income
  As reported.............................................  $12,382   $11,023
                                                            =======   =======
  Pro forma...............................................  $11,199   $ 7,216
                                                            =======   =======
Basic and diluted earnings per share
  As reported.............................................  $  0.31   $  0.35
                                                            =======   =======
  Pro forma...............................................  $  0.28   $  0.23
                                                            =======   =======

     The fair value of each option grant is estimated on the date granted using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              1998    1997
                                                              ----    ----
Expected life (years).......................................     5     3.3
Risk-free interest rate.....................................  4.42     6.2%
Volatility..................................................  70.0%   30.0%
Dividend yield..............................................   0.0%    0.0%

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's fixed stock option plan as of December 31, 1998 and 1997 and changes during the years then ended is presented below:

                                                                        WEIGHTED
                                                                        AVERAGE
FIXED OPTIONS                                         SHARES (000)   EXERCISE PRICE
-------------                                         ------------   --------------
Outstanding at the beginning of the year............         --         $    --
Granted.............................................      1,933           18.00
Exercised...........................................         --
Forfeited...........................................         (2)          18.00
                                                         ------         -------
Outstanding at December 31, 1997....................      1,931           18.00
                                                         ------         -------
Forfeited...........................................     (1,931)         (18.00)
                                                         ------         -------
Granted.............................................      1,645            3.56
Exercised...........................................         --              --
                                                         ------         -------
Outstanding at December 31, 1998....................      1,645            3.56
                                                         ======         =======
Options exercisable at December 31, 1998............        548         $  3.56
                                                         ======         =======
Weighted average fair value of options granted
  during 1998.......................................                       3.56
                                                                        =======

     Weighted average remaining contracted life of stock options at December 31, 1998 was 9.9 years. (10) INCOME TAXES

     Current income tax expense attributable to income before extraordinary item consists of the following:

                                              YEAR ENDED
                                             DECEMBER 31,      NINE MONTHS ENDED
                                           ----------------      DECEMBER 31,
                                            1998      1997           1996
                                           ------    ------    -----------------
U. S. Federal............................  $2,609    $1,965           $98
State....................................     425       312            --
Foreign..................................     249       509            --
                                           ------    ------           ---
                                           $3,283    $2,786           $98
                                           ======    ======           ===

     Income tax expense differs from the amount computed by applying the statutory rate of 35 percent at December 31, 1998 and 1997 (34% at December 31,
1996) to income before income taxes as follows (in thousands):

                                             YEAR ENDED
                                            DECEMBER 31,       NINE MONTHS ENDED
                                         ------------------      DECEMBER 31,
                                          1998       1997            1996
                                         -------    -------    -----------------
Computed "expected" tax expense........  $ 5,483    $ 5,362         $ 2,882
Change in the valuation allowance......     (998)    (1,291)         (1,504)
Amortization of negative goodwill......   (1,879)    (1,879)         (1,369)
Amortization of goodwill...............      442        308              --
State income taxes, net of federal
  benefit..............................      276        203              --
Other..................................      (41)        83              89
                                         -------    -------         -------
                                         $ 3,283    $ 2,786         $    98
                                         =======    =======         =======

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred federal income tax assets and liabilities as of December 31, 1998 and December 31, 1997, are as follows (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
Deferred income tax assets:
  Capital loss carryforward................................  $  690    $   --
  Basis in inventories.....................................   4,201     4,744
  Unrealized loss on marketable equity securities..........     260        --
  Employee benefits........................................   1,102       823
  Net operating loss carryforwards.........................   1,050     1,224
  Alternative minimum tax credit carryover.................      --       565
  Other, principally accrued liabilities...................     378       909
                                                             ------    ------
          Total gross deferred income tax assets...........   7,681     8,265
  Less valuation allowance.................................   3,380     4,378
                                                             ------    ------
          Net deferred income tax assets...................   4,301     3,887
                                                             ------    ------
Deferred income tax liabilities:
  Costs and estimated earnings in access of billings on
     uncompleted contracts.................................   1,917     3,010
  Unrealized gain on marketable equity securities..........      --       262
  Basis in and depreciation of property, plant and
     equipment.............................................   2,384       615
  Prepaid pension cost.....................................      --        --
                                                             ------    ------
          Total gross deferred income tax liabilities......   4,301     3,887
                                                             ------    ------
          Net deferred income tax liability................  $   --    $   --
                                                             ======    ======

     Because of the uncertainty of generating future taxable income, the Company has provided a valuation allowance for deferred tax assets of $3,380,000 and $4,378,000 at December 31, 1998 and December 31, 1997, respectively. The valuation allowance decreased $998,000 during the year ended December 31, 1998 and $1,291,000 during the year ended December 31, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     Under the Internal Revenue Code of 1986, in general, a change of more than 50% in the composition of a company's equity owners during any three years results in a limitation on such company's ability to utilize its loss carryforwards in subsequent years. The Company has undergone such an ownership change as a result of the sale described in note 1; accordingly, the amount of the Company's preacquisition net operating loss carryforwards that may be utilized per year is limited to approximately $300,000 (aggregate $3,300,000 available at December 31, 1998) expiring from 2003 through 2009. To the extent such carryforwards are not utilized in a year, they may be utilized in subsequent years.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

(11) LEASES

     At December 31, 1998, minimum future annual payments required under a capital lease together with the present value of the net minimum lease payments and noncancelable operating leases, primarily for repair facilities and offices and office equipment, were as follows (in thousands):

                                                             OPERATING   CAPITAL
                                                              LEASES     LEASES
                                                             ---------   -------
1999.......................................................   $1,228      $314
2000.......................................................      860       313
2001.......................................................      303        --
2002.......................................................       42        --
2003.......................................................       17        --
                                                              ------      ----
          Total minimum lease payments.....................   $2,450       627
                                                              ======      ----
Less amount representing interest..........................                (46)
Present value of minimum lease payments....................               $581
                                                                          ====

     Total rental expense was $2,751,000 and $2,142,000 for the years ended December 31, 1998 and 1997, respectively, and $860,000 for the nine months ended December 31, 1996.

(12) PENSION AND OTHER POSTRETIREMENT PLANS

     In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits." This statement revises required disclosures for pension and other post retirement benefits, but does not change the method of accounting for such plans.

     The Company has a noncontributory defined pension benefit plan, which covers substantially all employees. Employees with 10 or more years of service are entitled to pension benefits beginning at normal retirement age (65) based on years of service and the employees' compensation for the 60 consecutive month period in which his compensation is the highest. The plan incorporates provisions for early retirement, the privilege to elect a life annuity, surviving spouse benefits, and disability benefits.

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

     In addition to the Company's defined benefit pension plan, the Company sponsors a defined benefit health care plan that provides postretirement medical benefits to retirees or full-time employees who retire attaining age 55 with at least 10 years of service as of September 1, 1996. Current retirees receive benefits for life while full time employees (future retirees) only receive benefits until age 65. This plan is a contributory, with retirees contributing 20% of the health care costs. The Company's contribution is capped at a 5% annual

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES increase in health care costs, with the remaining increases to be paid by the employee. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

     The funded status and the amounts recognized in the balance sheets as of December 31, 1998, 1997 and 1996, the date of the last actuarial valuation are as follows (in thousands):

                                                  PENSION BENEFITS              OTHER BENEFITS
                                              -------------------------   ---------------------------
                                               1998      1997     1996     1998      1997      1996
                                              -------   ------   ------   -------   -------   -------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...  $ 8,061    7,289    7,382     1,841     1,821     1,624
  Service cost..............................      106      108       81        --        --        --
  Interest cost.............................      520      571      419       134       144       103
  Plan participants' contributions..........       --       --       --        27        30        22
  Actuarial (gain) loss.....................      322      691     (211)      (28)       44       325
  Benefits paid.............................     (574)    (598)    (382)     (145)     (198)     (253)
                                              -------   ------   ------   -------   -------   -------
          Benefit obligation at end of
            year............................    8,435    8,061    7,289     1,829     1,841     1,821
                                              -------   ------   ------   -------   -------   -------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of
     year...................................    7,122    7,321    7,433        --        --        --
  Actual return on plan assets..............      301      499      270        --        --        --
  Employer contribution.....................       --       --       --       118       168       231
  Plan participants' contributions..........       --       --       --        27        30        22
  Benefits paid.............................     (574)    (598)    (382)     (145)     (198)     (253)
                                              -------   ------   ------   -------   -------   -------
          Fair value of plan assets at end
            of year.........................    6,849    7,122    7,321        --        --        --
                                              -------   ------   ------   -------   -------   -------
  Funded status.............................   (1,586)    (939)      32    (1,829)   (1,841)   (1,821)
  Unrecognized actuarial loss...............    1,988    1,457      595       323       360       323
                                              -------   ------   ------   -------   -------   -------
          Net amount recognized.............  $   402      518      627    (1,506)   (1,481)   (1,498)
                                              =======   ======   ======   =======   =======   =======
  Amounts recognized in the statement of
     financial position consist of:
     Prepaid benefit cost...................  $    --       --      627        --        --        --
     Accrued benefit liability..............   (1,586)    (939)      --    (1,506)   (1,481)   (1,498)
     Accumulated other comprehensive loss...    1,988    1,457       --        --        --        --
                                              -------   ------   ------   -------   -------   -------
          Net amount recognized.............  $   402      518      627    (1,506)   (1,481)   (1,498)
                                              =======   ======   ======   =======   =======   =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER
  31:
  Discount rate.............................     6.75%    7.30%    7.90%     6.75%     7.30%     7.75%
  Expected return on plan assets............     8.00%    8.00%    8.00%      N/A       N/A       N/A
  Rate of compensation increase.............      N/A      N/A      N/A       N/A       N/A       N/A

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

The assumed health care cost trend rate was 10% in 1995 graded down to 5% after 12 years. Because health care cost increases over 5% annually are borne by the employees, the amounts reported are not affected by increases in the assumed health care cost trend rate.

COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost...................................  $106   $ 108   $  81     --     --     --
  Interest cost..................................   520     571     419    134    144    103
  Expected return on plan assets.................  (557)   (570)   (427)    --     --     --
  Recognized net actuarial loss..................     9       7       2     45     --     --
                                                   ----   -----   -----   ----   ----   ----
                                                   $ 69      69      73    179    144    103
                                                   ====   =====   =====   ====   ====   ====

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $8,435,000, $8,435,000, and $6,849,000, respectively, as of December 31, 1998; $8,061,000, $8,061,000 and $7,122,000, respectively, as of December 31, 1997 and $7,289,000, $7,289,000, and $7,321,000, respectively, as of December 31, 1996.

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

     The pension plan is administered by the Pension Committee which is appointed by IRI's Board of Directors.

     On August 11, 1995, the defined benefit health care plan was amended to terminate all employees from the plan except those eligible to retire on June 30, 1995 and all current retirees. In addition under the amended plan, active employees eligible to retire will, after the age of 65, receive through the retirement plan, 80% of the cost of medical insurance with a 5% cap over a base year premium of calendar 1996. Because it was expected that the plan would be terminated in conjunction with the ESI acquisition discussed in note 1, the effects were considered in measuring the Company's accumulated post retirement benefit obligation as of the acquisition date.

     The Company also has a defined contribution plan which covers most of its employees. The plan provides mandatory minimum contributions from the Company to eligible employees in the plan equal to 7 1/2% of their annual pay. Plan participants become fully vested in contributions made by the Company following three years of credited service. The Company recognized expense associated with the plan of approximately $1,289,000, $1,076,000 and $665,00 for the years ended December 31, 1998 and 1997, and the nine-months ended December 31, 1996, respectively.

(13) RESTRUCTURING CHARGE

     On October 8, 1998, the Company announced a restructuring program in which the workforce would be reduced by up to 315 employees. Severance expenses incurred in connection with the restructuring program have been reported as a restructuring charge of $590,000. Substantially all amounts were paid as of December 31, 1998. Subsequent to year end the Company consolidated manufacturing operations in Pampa and Houston, closing two plants, and implemented other cost reduction measures.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

(14) BUSINESS SEGMENTS

     In the fourth quarter, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, issued for fiscal years ending December 15, 1998.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Financial data for periods reported prior to the year ended 1998 have been restated to conform to the presentation according to SFAS No. 131.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss before income taxes excluding nonrecurring gains and losses and foreign exchange gains and losses.

     Financial information by industry segment is summarized below (in thousands):

                                     OILFIELD    DOWNHOLE   SPECIALTY   CORPORATE
                                     EQUIPMENT   PRODUCTS     STEEL     AND OTHER   ELIMINATIONS    TOTAL
                                     ---------   --------   ---------   ---------   ------------   --------
YEAR ENDED DECEMBER 31, 1998
  Sales to unaffiliated
     customers.....................  $ 88,395    $76,249     $10,401    $     --           --      $175,045
  Operating income (loss)..........    13,533     17,186       1,668     (15,084)          --        17,303
  Identifiable assets..............    72,237    108,277       8,047      50,605           --       239,166
  Depreciation and amortization....       379      3,283          69         301           --         4,032
  Amortization of negative
     goodwill......................        --         --          --       5,367           --         5,367
  Capital expenditures.............       745      8,836         214         210           --        10,005
YEAR ENDED DECEMBER 31, 1997
  Sales to unaffiliated
     customers.....................  $106,529    $67,166     $13,501    $     --      $(1,830)     $185,366
  Operating income (loss)..........    15,617     11,869       4,503      (9,370)          --        22,619
  Identifiable assets..............    94,011     86,030       9,457      61,576           --       251,074
  Depreciation and amortization....       248      3,493          30       1,100           --         4,871
  Amortization of negative
     goodwill......................        --         --          --       5,367           --         5,367
  Capital expenditures.............     2,216      1,649         314       1,885           --         6,064
NINE MONTHS ENDED DECEMBER 31, 1996
  Sales to unaffiliated
     customers.....................  $ 52,029    $    --     $10,269    $     --           --      $ 62,298
  Operating income (loss)..........     7,399         --       2,879      (1,168)          --         9,110
  Identifiable assets..............    40,169         --       6,956      11,546           --        58,671
  Depreciation and amortization....        79         --          10           9           --            98
  Amortization of negative
     goodwill......................        --         --          --       4,026           --         4,026
  Capital expenditures.............       545         --         218         958           --         1,721

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Export sales by geographic region based upon the ultimate destination in which equipment or services were sold, shipped or provided to the customer by the Company were as follows (in thousands):

                                                                       NINE MONTHS
                                             YEAR ENDED DECEMBER 31,      ENDED
                                             -----------------------   DECEMBER 31,
                                                1998         1997          1996
                                             ----------   ----------   ------------
Russia.....................................   $ 22,137     $ 47,375      $39,717
Europe (excluding Russia)..................     12,649       12,783          151
Asia (excluding Russia)....................     17,831       11,113           72
South America..............................     15,829        9,166          634
Africa.....................................     17,469       14,432           --
Other......................................      1,869        6,665           --
                                              --------     --------      -------
          Total export sales...............     87,784      101,534       40,574
Domestic sales.............................     87,261       83,832       21,724
                                              --------     --------      -------
          Total sales......................   $175,045     $185,366      $62,298
                                              ========     ========      =======

     In 1998, no one customer accounted for more than 10% of revenues. For the year ended December 31, 1997, one customer accounted for 12.9% of revenue. For the nine months ended December 31, 1996, two customers accounted for 38% and 14% of revenues, respectively.

(15) COMMITMENTS AND CONTINGENCIES

     The Company has contract commitments aggregating $21.3 million at December 31, 1998 for the manufacture and delivery of drilling and workover rigs during fiscal year 1999.

     At December 31, 1998, the Company was contingently liable for approximately $3.0 million in letters of credit which guarantee the Company's performance for payment to third parties in accordance with specified contractual terms and conditions. These letters of credit are primarily secured by the Company's cash, accounts receivable and inventory. Management does not expect any material losses to result from these off-balance-sheet instruments as it anticipates full performance on the related contracts.

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

     The Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at the Bowen Tools Division facilities caused or created by Bowen or its predecessors in title through the Company's contractual arrangements with Air Liquide America Corporation ("Air Liquide). Pursuant to such arrangements, Air Liquide and Bowen agreed to indemnify the Company for such costs. Air Liquide provided the Company with certain environmental assessments with respect to most of the Bowen properties conveyed to the Company. In some cases, these initial assessments recommended the performance of further investigation to evaluate the need for and to determine the extent of the removal or remediation of hazardous substances required to address historical operations of Bowen. Air Liquide is conducting a further environmental review of the Bowen Tools Division facilities to determine the potential scope of remediation to be conducted at such facilities by Air Liquide or Bowen. There can be no assurance

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES that Air Liquide or Bowen will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial conditions and results of operations.

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

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial disposition, results of operations or liquidity.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                                 MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                               -------------   -------------   -------------   -------------
1998
Sales and other operating revenues...........     $47,232         $51,399         $40,650         $35,764
Gross profit.................................      12,849          15,468          11,064           9,418
Net earnings (loss)..........................       4,372           5,525           2,799            (314)
Basic and diluted earnings (loss) common
  share......................................        0.11            0.14            0.07           (0.01)
1997
Sales and other operating revenues...........     $16,594         $41,191         $54,345         $73,236
Gross profit.................................       4,142           8,519          12,653          20,848
Net earnings (loss)..........................       1,657          (1,236)          2,530           8,072
Basic and diluted earnings (loss) per common
  share......................................        0.06           (0.04)           0.08            0.23
1996
Sales and other operating revenues...........     $13,365         $15,982         $28,870         $17,446
Gross profit.................................       5,303           2,895           7,622           6,813
Net earnings.................................       2,827              82           4,564           3,731
Basic and diluted earnings per common
  share......................................        0.10            0.00            0.15            0.12

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

                                            IRI INTERNATIONAL CORPORATION

                                            By: /s/ MUNAWAR H. HIDAYATALLAH
                                              ----------------------------------
                                                   Munawar H. Hidayatallah
                                                 Executive Vice President and
                                              Chief Financial Officer, Director

Date: March   , 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   SIGNATURES

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----

                          *                            Chairman of the Board and        March   , 1999
-----------------------------------------------------    Chief Executive Officer
                   Hushang Ansary

                          *                            Vice-Chairman of the Board       March   , 1999
-----------------------------------------------------
                 Daniel G. Moriarty

             /s/ MUNAWAR H. HIDAYATALLAH               Executive Vice President,        March   , 1999
-----------------------------------------------------    Chief Financial and
               Munawar H. Hidayatallah                   Accounting Officer and
                                                         Director

                          *                            Secretary and Director           March   , 1999
-----------------------------------------------------
                  Abdallah Andrawos

                          *                            President and Chief Operating    March   , 1999
-----------------------------------------------------    Officer of the IRI Division
                 Gary W. Stratulate                      and Director

                          *                            Executive Vice President and     March   , 1999
-----------------------------------------------------    Chief Operating Officer of
               Richard D. Higginbotham                   the Bowen Tools Division and
                                                         Director

                          *                            President and Chief Operating    March   , 1999
-----------------------------------------------------    Officer of Cardwell
               Arthur C. Teichgraeber                    International, Ltd. and
                                                         Director

                          *                            Director                         March   , 1999
-----------------------------------------------------
                     Nina Ansary

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----

                          *                            Director                         March   , 1999
-----------------------------------------------------
                  Frank C. Carlucci

                          *                            Director                         March   , 1999
-----------------------------------------------------
                  Dr. Philip David

                          *                            Director                         March   , 1999
-----------------------------------------------------
                  John D. Macomber

                          *                            Director                         March   , 1999
-----------------------------------------------------
                  Edward L. Palmer

                          *                            Director                         March   , 1999
-----------------------------------------------------
                  Stephen J. Solarz

                          *                            Director                         March   , 1999
-----------------------------------------------------
               Alexander B. Trowbridge

                          *                            Director                         March   , 1999
-----------------------------------------------------
                  J. Robinson West

          *By: /s/ MUNAWAR H. HIDAYATALLAH
  ------------------------------------------------
               Munawar H. Hidayatallah
                  Attorney-In-Fact

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         *3.1            -- Form of Restated Certificate of Incorporation of IRI
                            International Corporation.
         *3.2            -- Certificate of Ownership and Merger of ESI with the
                            Company filed on October 14, 1997.
         *3.3            -- Amended and Restated By-Laws of the Company.
         *4.2            -- Form of Registration Rights Agreement between the Company and its current stockholders.
        *10.1            -- Form of Indemnification Agreement among the Company and its officers and directors.
        *10.2            -- Employment Agreement, dated as of April 17, 1997, between
                            Cardwell and A.C. Teichgraeber and joined by the Company.
        *10.3            -- Credit Agreement, dated as of March 31, 1997, among ESI, the Company, the several lenders from time to time
                            parties thereto, Credit Lyonnais New York Branch and
                            Lehman Commercial Paper Inc. (the "Credit Agreement").
        *10.3A           -- Amendment No. 1 to the Credit Agreement.
        *10.3B           -- Form of Agreement and Consent to the Credit Agreement.
        *10.4            -- Senior Subordinated Increasing Rate Note Purchase
                            Agreement, dated as of March 31, 1997, by and among the
                            Company, Energy Services International Limited and
                            Strategic Resource Partners Fund ("Senior Note Purchase
                            Agreement").
        *10.4A           -- Form of Agreement and Consent to the Senior Note Purchase
                            Agreement.
        *10.5            -- Asset Purchase Agreement, dated as of January 20, 1997, by and among Bowen Tools, Inc.-Delaware, Bowen, Air
                            Liquide and the Company.
        *10.6            -- Acquisition Agreement, dated as of March 20, 1997, by and among A.C. Teichgraeber, Teichgraeber Family Limited
                            Partnership, L.P., Arthur C. Teichgraeber Charitable
                            Remainder Trust, Greenwood Pipe and Threading Company,
                            EDCO Drilling Company Inc. and the Company.
        *10.7            -- Equity Incentive Plan of the Company.
        *10.8            -- Form of Nonqualified Stock Option Agreement.
        *10.9            -- Collective Bargaining Agreement dated as of July 8, 1997 between Bowen and General Drivers, Warehousemen, Helpers,
                            Production Maintenance and Service Employees, Local Union
                            No. 968.
        *21              -- List of Subsidiaries of the Company.
         23.1            -- Consent of KPMG LLP.
         27.1            -- Financial Data Schedule of the Company.

---------------

* Exhibit incorporated herein by reference to the Registrant's registration statement on Form S-1 (Registration No. 333-31157) dated September 8, 1997, as amended.