Form 10-K/A
period 1998-12-31
IRI INTERNATIONAL CORP
filed 1999-04-29
CIK 1044979

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-13593

                          IRI INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified In Its Charter)


                         DELAWARE                                                 75-2044681
             (State or Other Jurisdiction of                                   (I.R.S. Employer
              Incorporation or Organization)                                Identification Number)
                1000 LOUISIANA, SUITE 5900
                      HOUSTON, TEXAS                                                 77002
         (Address of principal executive office)                                  (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 651-8002

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                                             Name of Each Exchange
                   Title of Each Class                                        on Which Registered
                   -------------------                                        -------------------
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

Yes   /X/       No   / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

         As of April 22, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant was $64,993,300 based on the last reported sale price of the Registrant's Common Stock on the New York Stock
Exchange.

         39,900,000 shares of Common Stock were outstanding on April 22, 1999.

--------------------------------------------------------------------------------

         IRI International Corporation ("IRI" or the "Company") hereby amends its annual report on Form 10-K originally filed with the Securities and Exchange Commission on March 31, 1999, pursuant to Instruction G(3) to Form 10-K, by completing Items 7 and 8 appearing in Part II thereof and Items 10 through 13 appearing in Part III thereof. In its Form 10-K as originally filed, the Registrant indicated that the information required for Items 10 through 13 would be incorporated by reference from the proxy statement related to the Registrant's annual stockholders meeting.

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

                                                              THE COMPANY                                      PREDECESSOR
                             ------------------------------------------------------------------------------   -------------
                                                                                               PERIOD FROM
                                     TWELVE MONTHS              NINE MONTHS                   SEPTEMBER 20,    PERIOD FROM
                                         ENDED                     ENDED                          1994        APRIL 1, 1994
                                     DECEMBER 31,              DECEMBER 31,      YEAR ENDED      THROUGH         THROUGH
                             -----------------------------   -----------------   MARCH 31,      MARCH 31,     SEPTEMBER 19,
                               1998       1997      1996      1996      1995        1996          1995            1994
                             --------   --------   -------   -------   -------   ----------   -------------   -------------
Revenues
  Oil field equipment......  $ 88,395   $106,529   $61,537   $52,029   $30,668    $40,176        $14,399         $12,545
  Down hole tools..........    76,249     65,336        --        --        --         --             --              --
  Specialty steel..........    10,401     13,501    14,126    10,269     8,473     12,330          5,807           3,928
                             --------   --------   -------   -------   -------    -------        -------         -------
        Total..............  $175,045   $185,366   $75,663   $62,298   $39,141    $52,506        $20,206         $16,473
                             ========   ========   =======   =======   =======    =======        =======         =======
Segment operating income
  (loss)
  Oil field equipment......  $ 13,533   $ 15,617   $ 9,889   $ 7,399   $ 1,607    $ 4,141        $ 1,269         $  (671)
  Down hole tools..........    17,186     11,869        --        --        --         --             --              --
  Specialty steel..........     1,668      4,503     3,528     2,879     2,003      2,608          1,240             232
                             --------   --------   -------   -------   -------    -------        -------         -------
        Total..............    32,387     31,989    13,417    10,278     3,610      6,749          2,509         $  (439)
  Corporate overhead and
    unallocated
    administrative
    expenses...............   (18,596)   (13,862)   (6,961)   (5,194)   (2,710)    (4,477)        (1,350)         (1,406)
  Restructuring charge.....      (590)        --        --        --        --         --             --              --
  Amortization of negative
    goodwill...............     5,367      5,370     5,367     4,026     4,026      5,367          2,684              --
  Amortization of
    goodwill...............    (1,265)      (878)       --        --        --         --             --              --
                             --------   --------   -------   -------   -------    -------        -------         -------
  Operating income
    (loss).................  $ 17,303   $ 22,619   $11,823   $ 9,110   $ 4,926    $ 7,639        $ 3,843         $(1,845)
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

     We believe that our balance sheet, significant liquidity and cash flow from operations will be sufficient to meet our short term and long term liquidity needs. We believe that any credit facilities which we may need in the future would be on commercially reasonable terms, although there can be no assurance in this regard.

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

  Risks Associated with Year 2000 Issues

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

  Contingency Plans for Year 2000

     We have not yet been able to determine the extent to which we need contingency plans because our Year 2000 inventory is not yet complete. It is our intention to develop contingency plans by the end of the third quarter of 1999 for all those systems and relationships that are critical to our business. All non-critical systems and relationships will be assessed for contingency plans in the fourth quarter of 1999.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The directors and executive officers of IRI International Corporation (the "Company"), and their ages and positions with the Company as of the date of April 15, 1999 are as follows:


                 NAME                    AGE                             POSITION
                 ----                    ---                             --------
Hushang Ansary........................    71    Chairman of the Board and Chief Executive Officer
Daniel G. Moriarty....................    64    Vice-Chairman of the Board
Abdallah Andrawos.....................    43    Director and Secretary
Nina Ansary...........................    32    Director
Frank C. Carlucci.....................    68    Director
Dr. Philip David......................    67    Director
Munawar H. Hidayatallah...............    54    Director, Executive Vice President and Chief Financial Officer
Richard D. Higginbotham...............    61    Director
John D. Macomber......................    71    Director
Edward L. Palmer......................    81    Director
Stephen J. Solarz.....................    58    Director
Gary W. Stratulate....................    42    Director, Executive Vice President-- President of the Downhole
                                                Products Group
Arthur C. Teichgraeber................    43    Director, Executive Vice President-- President of the Oilfield
                                                Equipment Group
Alexander B. Trowbridge...............    69    Director
J. Robinson West......................    52    Director


         Except as described under "--Compensation Plans and Arrangements," all executive officers of the Company serve at the pleasure of the Company's Board of Directors (the "IRI Board"). Directors are elected at the Company's annual meeting of stockholders and serve for a one-year term or until their successors are elected and qualified or until their earlier resignation or removal in accordance with the Company's Restated Certificate of Incorporation and the Company's Amended and Restated Bylaws (the "Company Bylaws").

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

         DANIEL G. MORIARTY has been a director of the Company since 1994 and served as Chief Executive Officer of the Company from 1994 to April 1997, when he was elected Vice-Chairman of the Board. He served as President of Cooper Manufacturing, a rig manufacturing division of Allied Production Corp. from 1992 to 1994.

         ABDALLAH ANDRAWOS has been Secretary of the Company since 1994 and a director of the Company since April 1997. Since 1989, Mr. Andrawos has served as Secretary and Chief Financial Officer of SunResorts, Ltd.
N.V.

         NINA ANSARY has served as a director of the Company since April 1997. Ms. Ansary has been a Vice President and Principal of Parman Capital Investments Ltd., a private investment company, since 1994. Prior to 1994, Ms. Ansary was a student. Ms. Ansary is the daughter of Hushang Ansary and holds a masters degree in political science from Columbia University.

         FRANK C. CARLUCCI has been a director of the Company since 1994. Since 1993, Mr. Carlucci has served as Chairman and partner of The Carlyle Group, a Washington, D.C. based merchant bank. Mr. Carlucci serves on the following corporate boards: Mass Mutual Life Insurance Company, Quaker Oats, Kaman Corporation, Neurogen Corporation, Northern Telecom Ltd., Quaker Oats Company, SunResorts, Ltd. N.V., Texas Biotechnology Corporation, Pharmacia & Upjohn Inc., and Ashland Inc. He is also a Trustee of the Rand Corporation.

         DR. PHILIP DAVID has been a director of the Company since 1994. Dr. David was a consultant to Fairchild Corporation from January 1988 to June 1993 and was a Professor of Urban Studies and Planning at the Massachusetts Institute of Technology from 1971 until June 1987. Dr. David is a director of Fairchild Corporation.

         MUNAWAR H. HIDAYATALLAH has been a director and Executive Vice President -- Corporate Development of the Company since 1994 and the Company's Chief Financial Officer since April 1997. From 1982 to 1994, Mr. Hidayatallah served as President and Chief Executive Officer of Crescott Inc., a holding company with interests in financial services, food processing and franchising, and, from 1992 to 1994, he served as President and Chief
Executive Officer of its subsidiary, Beverly Hills Securities Company.

         RICHARD D. HIGGINBOTHAM has been a director of the Company since April 1997. Since September 1998 he has served as a consultant to the Company's Downhole Products Group. He also served as Executive Vice President -- President of the Downhole Products Group of the Company from April 1997 to September 1998. From 1988 until its acquisition by the Company, Mr. Higginbotham served as President of Bowen Tools, Inc.

         JOHN D. MACOMBER has been a director of the Company since 1994. Mr. Macomber has been a principal of JDM Investment Group, a private investment company, since 1992. He is also a director of The Brown Group, Lehman Brothers Holdings Inc., Pilkington Ltd., Textron Inc. and Mettler Toledo International, Inc. He is also a director and Vice-Chairman of The Atlantic Council of the United States and a director of the French American Foundation and the National Executive Services Corp. Mr. Macomber is a trustee of The Folger Library and a member of the Council on Foreign Relations and the Bretton Woods Committee. Mr. Macomber is Chairman of the Council for Excellence in Government and a trustee of the Carnegie Institute of Washington.

         EDWARD L. PALMER has been a director of the Company since June 1997. Mr. Palmer has been President of the Mill Neck Group Inc., a management consulting firm, since 1982. He is also a director of Commodore Applied Technologies, Inc., and SunResorts, Ltd. N.V.

         STEPHEN J. SOLARZ has been a director of the Company since 1994. Mr. Solarz has been President of Solarz Associates, an international consulting firm, since 1993. He is also a director of Samsonite Corp., Geophone Company, L.L.C. and First Philippine Fund Inc.

         GARY W. STRATULATE has been a director since April 1997. He has served as Executive Vice President -- President of its Downhole Products Group since September 1998. From December 1994 to April 1997, he served as the Executive Vice President of the International Division of the Company and from April 1997 to September 1998 as President of its Oilfield Equipment Group. From June 1991 to May 1994, Mr. Stratulate was the Chief Operating Officer of Dreco Energy Services Ltd., a manufacturer of oilfield equipment.

         ARTHUR C. TEICHGRAEBER has been a director of the Company since April 1997 and Executive Vice President of its Oilfield Equipment Group since September 1998. Prior to its acquisition by the Company, Mr. Teichgraeber held various positions at Cardwell International Ltd., rising from sales engineer to President. Mr. Teichgraeber is also a director of Trinity Energy Resources, Inc.

         ALEXANDER B. TROWBRIDGE has been a director of the Company since 1994. Since 1990, Mr. Trowbridge has been the President of Trowbridge Partners, Inc., a management consulting firm. He is also a director of The Gillette Company, New England Life Insurance Company, E.M. Warburg-Pincus Counsellors Fund, Rouse Company, Sun Company, Harris Corporation, ICOS Corporation, Sunoco, Inc., and SunResorts, Ltd. N.V. He is a charter trustee of Phillips Academy, Andover.

         J. ROBINSON WEST has been a director of the Company since 1994. Mr. West is Chairman of The Petroleum Finance Company, Ltd., a petroleum industry consulting firm, and served as its President from 1984 to 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that the following directors and officers failed to file in a timely manner one of their reports required under Section 16(a):

         - Hushang Ansary filed a Form 4 on October 15, 1998 reporting transactions that occurred on September 30, 1998 and June 26, 1998 and filed his Form 5 for 1998 on March 4, 1999;

         - Philip David filed a Form 4 on October 19, 1998 for a transaction that occurred on September 30, 1998;

         - Arthur C. Teichgraeber filed a Form 4 on January 13, 1999 for transactions that occurred on December 31, 1998 and July 17, 1998;

         - Gary Stratulate disclosed on his Form 5 a transaction that occurred on December 30, 1998.

         - Daniel Moriarty disclosed on his Form 5 a transaction that occurred on December 21, 1998.

Other than as noted above, the Company believes that during such fiscal year no other director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors who are not also officers or employees of the Company are paid annual fees equal to $30,000 plus $1,000 for each IRI Board meeting (but not committee meeting) attended.

EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the compensation paid by the Company to Hushang Ansary, Chairman and Chief Executive Officer, and each of the five other most highly compensated executive officers of the Company for the 12 months ended December 31, 1998 (collectively, the "Named Executive Officers"):

                                      SUMMARY COMPENSATION TABLE


                                                                 ANNUAL COMPENSATION
                                           ----------------------------------------------------------
                                                                                 OTHER
                                                                                 ANNUAL     ALL OTHER
                                                                                 COMPEN-     COMPEN-
NAME AND PRINCIPAL POSITION                YEAR      SALARY        BONUS        SATION (1)   SATION
---------------------------                ----      ------        -----      ------------  ---------
Hushang Ansary .......................     1998     $900,000         --           --           --
  Chairman and Chief Executive Officer     1997         --           --       $ 17,000         --
                                           1996         --           --         39,000         --
Daniel G. Moriarty ...................     1998     $204,346     $100,000         --           --
  Vice-Chairman of the Board .........     1997      202,516       25,000     $ 17,000         --
                                           1996      145,254      106,504       39,000         --
Munawar H. Hidayatallah ..............     1998     $318,450     $200,000         --           --
  Executive Vice President and Chief .     1997      316,088      100,000     $ 17,000         --
  Financial Officer ..................     1996      186,750      121,324       39,000         --
Richard D. Higginbotham ..............     1998     $232,535     $ 75,000     $ 17,000         --
  Executive Vice President-- President     1997      224,559       25,000        8,500         --
  of Downhole Products Group (2) .....     1996      135,000       60,000         --           --
Gary W. Stratulate ...................     1998     $248,442     $200,000         --           --
  Executive Vice President-- President     1997      246,087      125,000     $  8,500         --
  of Downhole Products Group .........     1996      186,750      137,500         --           --
Arthur C. Teichgraeber ...............     1998     $272,759     $100,000     $ 45,750         --
  Executive Vice President-- President     1997      207,564       50,000        8,500         --
  of Oilfield Equipment Group ........     1996      102,870         --           --       $498,110(3)

------------

(1) Consists of directors' fees received by the Named Executive Officers prior to the Company's initial public offering in November 1997.

(2)      Richard Higginbotham retired from this position in September 1998.

(3) Consists of license fees paid by Cardwell to Mr. Teichgraeber and to certain entities directly or indirectly owned by Mr. Teichgraeber.

         Shown below is further information with respect to grants of stock options during 1998 to the Named Executive Officers: OPTION GRANTS IN 1998


                                                             OPTION GRANTS IN 1998


                                                     % OF TOTAL
                                   NUMBER OF           OPTIONS
                                  SECURITIES           GRANTED                                     POTENTIAL REALIZABLE VALUE AT
                                  UNDERLYING             TO        EXERCISE                            ASSUMED ANNUAL RATES OF
                                   OPTIONS            EMPLOYEES    PRICE OR                         STOCK PRICE APPRECIATION FOR
           NAME                   GRANTED(1)         IN 1998 (2)  BASE PRICE     EXPIRATION                OPTION TERM
           ----                   ----------         -----------  ----------     ----------                -----------
                                                                                                       5% ($)        10% ($)
                                                                                                       ------        -------
Hushang Ansary.............       1,200,000            72.95       $3.5625      Dec. 14, 2008       $2,688,525      $6,813,249
Daniel G. Moriarty.........          60,000             3.65       $3.5625      Dec. 14, 2008          134,426         340,662
Munawar H. Hidayatallah....
                                     50,000             3.04       $3.5625      Dec. 14, 2008          112,022         283,885
Richard D. Higginbotham....
                                     20,000             1.22       $3.5625      Dec. 14, 2008           44,809         113,554
Gary W. Stratulate.........          45,000             2.74       $3.5625      Dec. 14, 2008          100,820         255,497
Arthur C. Teichgraeber.....          45,000             2.74       $3.5625      Dec. 14, 2008          100,820         255,497

--------------------

(1) Options are exercisable in three equal annual installments beginning on December 14, 1998.

(2) Calculated on the basis of an aggregate grant of 1,645,000 options to purchase shares of the Company's common stock, par value of $0.01 per share ("IRI Common Stock") to Executive Officers, Directors and other employees of the Company.

         The following table sets forth information regarding the value of the stock options granted on December 14, 1998 to the Named Executive Officers (no options were exercised by any of the Named Executive Officers in 1998):

                       OPTION VALUES AT DECEMBER 31, 1998


                                              NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                   UNDERLYING               IN-THE-MONEY
                                             UNEXERCISED OPTIONS AT          OPTIONS AT
              NAME                             DECEMBER 31, 1998        DECEMBER 31, 1998 (1)
              ----                           ----------------------     ---------------------

Hushang Ansary .........................           1,200,000                   525,000
Daniel G. Moriarty .....................              60,000                    26,250
Munawar H. Hidayatallah ................              50,000                    21,875
Richard D. Higginbotham ................              20,000                     8,750
Gary W. Stratulate .....................              45,000                    19,688
Arthur C. Teichgraeber .................              45,000                    19,688

-----------

(1) Market price has been assumed to be equal to the closing price on December 31, 1998.

STOCK OPTIONS

         Pursuant to an equity incentive plan (the "Equity Incentive Plan"), the Company has granted to its directors and certain of its officers and employees an aggregate of 1,645,000 options to purchase shares of IRI Common Stock. Such options and the terms thereof are described in the following paragraphs.

         On October 17, 1998, the Company canceled all options then outstanding.

         On December 14, 1998, the Company granted options to purchase 25,000 shares of IRI Common Stock to each of the directors not employed by the Company (the "Outside Directors"). The options were granted pursuant to the Equity Incentive Plan and are not intended to qualify as "incentive stock options". The options have an exercise price per share equal to the closing price of the stock on December 14, 1998 and generally have a ten year term. The options are exercisable (i) cumulatively to the extent of one-third of the shares on December 14, 1998 and (ii) cumulatively to the extent of one-third of the shares after each of December 14, 1999 and 2000 for so long as the Outside Director remains in continuous service with the Company. In addition, the options become immediately exercisable upon an Outside Director's death or disability.

         On December 14, 1998, the Compensation Committee also granted certain stock options to the Named Executive Officers as described in the preceding tables and the following discussion.

         All of the stock options granted to the Named Executive Officers in 1998 were granted pursuant to the Equity Incentive Plan. The stock options have a ten-year term and are not intended to qualify as "incentive stock options". The stock options granted to each Named Executive Officer are exercisable (i) cumulatively to the extent of one-third of the shares on December 14, 1998 and
(ii) cumulatively to the extent of one-third of the shares after each of December 14, 1999 and 2000, for so long as the Named Executive Officer remains in continuous employment with the Company or one of its affiliates. In addition, the options become immediately exercisable upon the Named Executive Officer's death or disability. Once exercisable, the options have an exercise price equal to the closing price of the Common Stock on December 14, 1998 and generally have a ten year term.

         Other Compensation Plans or Programs

         The Company does not maintain any other compensation plans or programs that apply to the Named Executive Officers, other than 401(k) plans and the grant of options for common stock as described above.

EMPLOYMENT AGREEMENTS, SEVERANCE AGREEMENTS AND CHANGE-IN-CONTROL AGREEMENTS

         No Named Executive Officer has an employment agreement, severance agreement or change-in-control agreement with the Company or any affiliate.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of IRI Common Stock as of March 31, 1999 by (i) each person that owns beneficially more than 5% of the IRI Common Stock, (ii) each director and Named Executive Officer of the Company and (iii) all directors and executive officers of the Company as a group. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date on which such person has the right to acquire such shares within 60 days after such given date.


DIRECTORS AND                                                                  NUMBER OF
EXECUTIVE OFFICERS*                                                          SHARES OWNED (1)             PERCENT OF CLASS
-------------------                                                          ----------------             ----------------
Hushang Ansary..............................................                 23,659,333 (2)(3)                    58.13%
Daniel G. Moriarty..........................................                     78,700 (3)(4)                       **
Abdallah Andrawos...........................................                     43,333 (3)(4)                       **
Nina Ansary.................................................                  3,008,333 (3)(5)                     7.39%
Frank C. Carlucci...........................................                  1,052,333 (3)                        2.59%
Dr. Philip David............................................                  1,858,333 (3)(6)                     4.57%
Munawar H. Hidayatallah.....................................                    175,166 (3)(4)                       **
Richard D. Higginbotham.....................................                      8,666 (3)                          **
John D. Macomber............................................                      8,333 (3)                          **
Edward L. Palmer............................................                      8,333 (3)                          **
Stephen J. Solarz...........................................                      8,333 (3)                          **
Gary W. Stratulate..........................................                     84,000 (3)(4)                       **
Arthur C. Teichgraeber......................................                     15,000 (3)                          **
Alexander B. Trowbridge.....................................                      8,333 (3)                          **
J. Robinson West............................................                      8,333 (3)                          **
All directors and executive officers as a group
   (15 persons).............................................                 27,016,529 (2) (3)                    66.38%
CERTAIN OTHER HOLDERS
Nader Ansary................................................                  3,000,000 (2)(5)                      7.37%
The Ansary Family Trust.....................................                  1,702,000 (5)(2)                      4.18%

---------------

* The address for each of the beneficial owners of more than 5% of the Company's Common Stock is 1000 Louisiana, Suite 5900, Houston, Texas, 77002.

**       Less than 1%

(1)      Assumes exercise of vested options.

(2) Mr. Ansary, The Ansary Family Trust, a trust controlled by Mr. Ansary for the benefit, inter alia, of members of his immediately family, and a private charitable foundation controlled by Mr. Ansary directly own in the aggregate 17,251,000 shares of IRI Common Stock. Includes 6,008,333 shares of IRI Common Stock owned by Nina Ansary and Nader Ansary (Mr. Ansary's daughter and son), of which Mr. Ansary disclaims beneficial ownership.

(3) Including, in the case of Mr. Ansary, Ms. Ansary, Mr. Carlucci, Mr. David, Mr. Hidayatallah, Mr. Higginbotham, Mr. Moriarty and Mr. Stratulate, and otherwise consisting of, options to purchase shares of IRI Common Stock granted pursuant to the Incentive Plan.

(4) Includes options granted to certain executive officers on March 17, 1999.

(5) Also reported under Hushang Ansary. See Note (2). (6) Includes 500,000 shares of IRI Common Stock owned by Dr. Philip David's wife, of which he disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     IRI INTERNATIONAL CORPORATION

                                     By: /s/
                                            ----------------------------------

                                            Munawar H. Hidayatallah
                                           Executive Vice President,
                                     Chief Financial Officer and Director


Date:  April 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                   SIGNATURES



                  NAME                                    TITLE                                  DATE
                  ----                                    -----                                  ----
                    *                           Chairman of the Board and                   April 29, 1999
                                                Chief Executive Officer
             Hushang Ansary

                    *                          Vice-Chairman of the Board                   April 29, 1999

           Daniel G. Moriarty

                   /s/                       Executive Vice President, Chief                April 29, 1999
                                             Financial Officer and Director
         Munawar H. Hidayatallah

                    *                            Secretary and Director                     April 29, 1999

            Abdallah Andrawos

                    *                          Executive Vice President--                   April 29, 1999
                                             President of Downhole Products
           Gary W. Stratulate                      Group and Director

                    *                                   Director                            April 29, 1999

         Richard D. Higginbotham

                    *                          Executive Vice President--                   April 29, 1999
                                            President of Oilfield Equipment
         Arthur C. Teichgraeber                    Group and Director

                    *                                   Director                            April 29, 1999

               Nina Ansary


                    *                                   Director                            April 29, 1999

            Frank C. Carlucci

                    *                                   Director                            April 29, 1999

            Dr. Philip David

                    *                                   Director                            April 29, 1999

            John D. Macomber

                    *                                   Director                            April 29, 1999

            Edward L. Palmer

                    *                                   Director                            April 29, 1999

            Stephen J. Solarz

                    *                                   Director                            April 29, 1999

         Alexander B. Trowbridge

                    *                                   Director                            April 29, 1999

            J. Robinson West


                *By: /s/

         Munawar H. Hidayatallah

            Attorney-In-Fact

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................   F-2
Consolidated Balance Sheet -- December 31, 1998 and 1997....   F-3
Consolidated Statement of Operations -- Years ended December
  31, 1998 and 1997, and nine months ended December 31,
  1996......................................................   F-4
Consolidated Statement of Shareholders' Equity -- Years
  ended December 31, 1998 and 1997, and nine months ended
  December 31, 1996.........................................   F-5
Consolidated Statement of Cash Flows -- Years ended December
  31, 1998 and 1997, and nine months ended December 31,
  1996......................................................   F-6
Notes to Consolidated Financial Statements..................   F-7

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

  (h) Earnings per Common Share

     Weighted average shares for each of the periods presented were as follows (in thousands):

                                                                                  NINE MONTHS
                                          YEAR ENDED          YEAR ENDED             ENDED
                                       DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1998
                                       -----------------   -----------------   -----------------
Weighted average shares
  outstanding -- basic...............       39,900              31,275              30,000
Incremental effect of options
  outstanding........................            5                  --                  --
Weighted average shares
  outstanding -- diluted.............       39,905              31,275              30,000

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

  (j) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The following sets forth selected consolidated financial information for the Company on a pro forma basis for the year ended December 31, 1997, assuming the Bowen and Cardwell acquisitions had occurred on January 1, 1997 (in thousands, except per share amounts):

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

(9) STOCK OPTIONS

     In anticipation of the initial public stock offering, the Company granted its Directors and certain of its officers and employees an aggregate of 1,933,000 options to purchase shares of common stock. Directors not employed by the Company received options to purchase an aggregate of 160,000 shares of common stock having an exercise price that will be equal to the initial public offering price. The options granted to Directors not employed by the Company vest as to one-half of the option shares on the effective date of the Offering and

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES as to a further one-quarter of the option shares on the first and second anniversaries of the effective date of the Offering. Certain executive officers and employees received options to purchase an aggregate of 1,773,000 shares of common stock having an exercise price equal to the greater of the initial public offering price and the fair market value of the option shares on the date such options vest. The options granted to certain executive officers and employees generally vest as to one-third of the option shares upon the effective date of the Offering and as to a further one-third of the option shares on the first and second anniversaries of the effective date of the Offering. During 1998, the Company cancelled 1,931,000 outstanding stock options and granted 1,645,000 new options.

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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's fixed stock option plan as of December 31, 1998 and 1997 and changes during the years then ended is presented below:

                                                                        WEIGHTED
                                                                        AVERAGE
FIXED OPTIONS                                         SHARES (000)   EXERCISE PRICE
-------------                                         ------------   --------------
Outstanding at the beginning of the year............         --         $    --
Granted.............................................      1,933           18.00
Exercised...........................................         --
Forfeited...........................................         (2)          18.00
                                                         ------         -------
Outstanding at December 31, 1997....................      1,931           18.00
                                                         ------         -------
Forfeited...........................................     (1,931)         (18.00)
Granted.............................................      1,645            3.56
Exercised...........................................         --              --
                                                         ------         -------
Outstanding at December 31, 1998....................      1,645            3.56
                                                         ======         =======
Options exercisable at December 31, 1998............        548         $  3.56
                                                         ======         =======
Weighted average fair value of options granted
  during 1998.......................................                       3.56
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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

(14) BUSINESS SEGMENTS

     In the fourth quarter, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued for fiscal years ending December 15, 1998.

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

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                                 MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                               -------------   -------------   -------------   -------------
1998
Sales and other operating revenues...........     $47,232         $51,399         $40,650         $35,764
Gross profit.................................      12,849          15,468          11,064           9,038
Net earnings (loss)..........................       4,372           5,525           2,799            (314)
Basic and diluted earnings (loss) common
  share......................................        0.11            0.14            0.07           (0.01)
1997
Sales and other operating revenues...........     $16,594         $41,191         $54,345         $73,236
Gross profit.................................       4,142           8,519          12,653          20,848
Net earnings (loss)..........................       1,657          (1,236)          2,530           8,072
Basic and diluted earnings (loss) per common
  share......................................        0.06           (0.04)           0.08            0.23
1996
Sales and other operating revenues...........     $13,365         $15,982         $28,870         $17,446
Gross profit.................................       5,303           2,895           7,622           6,813
Net earnings.................................       2,827              82           4,564           3,731
Basic and diluted earnings per common
  share......................................        0.10            0.00            0.15            0.12

     The Company acquired the business and operations of the Bowen Tools Division on March 31, 1997 and Cardwell International, Ltd. on April 17, 1997 (see note 3).