Form 10-Q
period 1999-03-31
IRI INTERNATIONAL CORP
filed 1999-05-17
CIK 1044979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the Quarterly Period Ended March 31, 1999





                        Commission File Number 001-13593

                          IRI INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                    75-2044681
(State or Other Jurisdiction of            (I.R.S. Employer Identification. No.)
 Incorporation or Organization)


                1000 LOUISIANA, SUITE 5900, HOUSTON, TEXAS 77002
               (Address of Principal Executive Offices) (Zip Code)

                                 (713) 651-8002
              (Registrant's Telephone Number, Including Area Code)

                                      NONE
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)



      Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Number of shares outstanding of each class of common stock, $0.01 par value per share, at May 12, 1999:

                            39,900,000 Common Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)


                                     ASSETS

                                                                                          ---------------------------
                                                                                          March 31,        December
                                                                                            1999             1998
                                                                                          ---------        ---------
Current assets:
    Cash and cash equivalents                                                            $  26,921           $  37,475
    Marketable securities, at fair value (cost of $22,844 at
       March 31, 1999 and $3,743 at December 31, 1998)                                      19,334               3,000
    Accounts receivable, less allowance for doubtful accounts of $1,202 at
       March 31, 1999 and $960 at December 31, 1998                                         21,547              29,147
    Inventories                                                                            104,861             109,151
    Costs and estimated earnings in excess of billings on uncompleted contracts              1,674               4,429
    Other current assets                                                                     2,354               2,381
                                                                                         ---------           ---------
                Total current assets                                                       176,691             185,583

    Property, plant and equipment, net                                                      48,331              49,192
    Other assets                                                                             4,082               4,391
                                                                                         ---------           ---------
                                                                                         $ 229,104           $ 239,166
                                                                                         =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                             $   8,847           $  14,128
    Customer advances                                                                        1,047               3,303
    Other liabilities                                                                        4,096               3,906
                                                                                         ---------           ---------
                Total current liabilities                                                   13,990              21,337

Negative goodwill, less accumulated amortization                                             2,684               4,026
Accrued postretirement benefits                                                              3,094               3,148
Other long term liabilities                                                                    320                 396
                                                                                         ---------           ---------
                Total liabilities                                                           20,088              28,907

Shareholders' Equity
    Preferred stock, $1.00 par value, 25,000,000 shares authorized, none issued                 --                  --
    Common stock, $0.01 par value, 100,000,000 shares authorized, 39,900,000
       shares issued and outstanding                                                           399                 399
    Additional paid-in capital                                                             168,732             168,514
    Retained earnings                                                                       41,806              43,308
    Accumulated other comprehensive income                                                  (1,921)             (1,962)
                                                                                         ---------           ---------
                Total shareholders' equity                                                 209,016             210,259
                Commitments and contingencies
                                                                                         ---------           ---------
                                                                                         $ 229,104           $ 239,166
                                                                                         =========           =========

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                1999              1998
                                                                ----              ----
Revenues                                                      $ 22,543           $ 47,232
Cost of goods sold                                              15,828             34,383
                                                              --------           --------
          Gross profit                                           6,715             12,849

Administrative and selling expense                               6,065              7,359

Restructuring charge                                               805                 -
                                                              --------           --------
          Operating income (loss)                                 (155)             5,490
                                                              --------           --------

Other income (expense):
    Interest income                                                322                712
    Interest expense                                              (129)               (97)
    Other, net                                                  (1,866)               389
                                                              --------           --------
                                                                (1,673)             1,004
                                                              --------           --------
          Income (loss) before income taxes                     (1,828)             6,494

Income taxes                                                      (326)             2,122
                                                              --------           --------
          Net income (loss)                                     (1,502)             4,372
                                                              ========           ========

Basic and diluted net income (loss) per common share          $ (0.038)          $  0.110
                                                              ========           ========
Weighted average shares outstanding                             39,900             39,900
                                                              ========           ========

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                                   (UNAUDITED)

                                                                                                    ACCUMULATED
                                                                  ADDITIONAL                           OTHER             TOTAL
                                                   COMMON          PAID-IN          RETAINED       COMPREHENSIVE      SHAREHOLDERS'
                                                   STOCK           CAPITAL          EARNINGS           INCOME             EQUITY
                                                   -----           -------          --------           ------             ------
Balances at December 31, 1998                    $     399        $ 168,514         $  43,308         $  (1,962)        $ 210,259
Non employee stock options                              --              218                --                --               218
Comprehensive income:
        Net loss                                        --               --            (1,502)               --            (1,502)
        Foreign currency translation
          adjustment                                    --               --                --                41                41

          Total Comprehensive income                                                                                    ---------
                                                                                                                            1,461
                                                 ---------        ---------         ---------         ---------         ---------
Balances at March 31, 1999                       $     399        $ 168,732         $  41,806         $  (1,921)        $ 209,016
                                                 =========        =========         =========         =========         =========

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       1999               1998
                                                                                       ----               ----
Cash flows from operating activities:
    Net income                                                                       $ (1,502)          $  4,372
    Adjustments to reconcile net income to net cash provided by operations:
       Depreciation and amortization                                                    1,276                844
       Amortization of goodwill                                                           313                307
       Amortization of negative goodwill                                               (1,342)            (1,342)
       Change in employee benefit accounts                                                (54)               (58)
       Stock option compensation                                                          218                 --
       Changes in assets and liabilities
          Marketable securities                                                       (16,334)             6,247
          Accounts receivable                                                           7,600             (2,802)
          Inventories                                                                   4,290              5,742
          Other current assets                                                          2,782              4,261
          Other non current assets                                                         (4)               280
          Accounts payable and accrued liabilities, customer advances                      --
             and other liabilities                                                     (7,314)            (6,599)
                                                                                     --------           --------
             Net cash provided by (used in) operations                                  (10,071)            11,252
                                                                                     --------           --------

Cash flows from investing activities:
    Capital expenditures                                                                 (415)            (3,299)
                                                                                     --------           --------
             Net cash used in investing activities                                         (415)            (3,299)

Cash flows from financing activities:
    Proceeds from notes payable                                                            --                 17
    Payments on notes payable                                                                                (28)
    Payments on capital lease obligation                                                  (68)               (59)
                                                                                     --------           --------
             Net cash flows used in financing activities                                  (68)               (70)
                                                                                     --------           --------
Increase in cash and cash equivalents                                                 (10,554)             7,883
Cash and cash equivalents at beginning of year                                         37,475             49,473
                                                                                     --------           --------
Cash and cash equivalents at end of year                                             $ 26,921           $ 57,356
                                                                                     ========           ========
Supplemental cash flow information:
    Interest paid                                                                    $    129           $     97
                                                                                     ========           ========
    Income taxes paid                                                                $    300           $  1,240
                                                                                     ========           ========

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

The accompanying condensed consolidated financial statements of IRI International Corporation and subsidiaries (the "Company") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation for such periods. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted herein. The interim information should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) INVENTORIES

Inventories consist of the following at March 31,1999 and December 31, 1998 (in thousands):

                                                       1999               1998
                                                       ----               ----
                   Raw materials and supplies        $ 43,155           $46,743
                   Work in process                     20,083            21,241
                   Finished goods                      41,623            41,167
                                                     --------           -------
                         Total                       $104,861          $109,151
                                                     ========           =======

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

(3) COMMITMENTS AND CONTINGENCIES

The Company has contract commitments aggregating $13.3 million at March 31, 1999 for the manufacture and delivery of drilling rigs during the remainder of fiscal 1999. At March 31, 1999,the Company was contingently liable for approximately $3.9 million in letters of credit which guarantee the Company's performance for payment to third parties in accordance with specified contractual terms and conditions. These letters of credit are primarily secured by the Company's cash, accounts receivable and inventory. Management does not expect any material losses to result from these off-balance-sheet instruments as it anticipates full performance on the related contracts.

(4) NET INCOME PER COMMON SHARE

Stock options outstanding at March 31, 1999 of 2,388,500 shares were not considered in the computation of net income per common share because there was a loss for the period and inclusion of option shares is anti-dilutitive.

(5) SPECIAL CHARGES

In the first quarter of 1999, the Company continued its restructuring program in which the workforce was reduced 375 employees. Expenses related to employee severance incurred in connection with the restructuring program have been reported as a restructuring charge of $805,000 for the three months ended March 31, 1999.

(6) NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting of the Costs of Start-up Activities, which is effective for financial statements issued for periods beginning after December 15, 1998. The Company adopted SOP 98-5 in the first quarter of 1999 which did not have a material impact on its financial statements or accounting policies.

The Company is also assessing the reporting and disclosure requirements of SFAS No 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. The company believes SFAS No 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2000.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

(7) KEY SEGMENT FINANCIAL INFORMATION

The company operates through three business segments consisting of Oilfield Equipment, Downhole Tools, and Specialty Steel. Financial information by segments for the 3 months ended March 31, 1999 and 1998 is summarized below (in thousands):

                                             OILFIELD      DOWNHOLE     SPECIALTY   CORPORATE
                                             EQUIPMENT     PRODUCTS       STEEL     AND OTHER           TOTAL
QTR ENDED MARCH 31, 1999
       Sales to unaffiliated customers         10,967       11,326        1,170         (920)              22,543
       Operating income (loss)                    605        2,023          738       (3,521)                (155)
       Depreciation and amortization              129        1,078           11           58                1,276
       Amortization of negative goodwill                                               1,342                1,342

QTR ENDED MARCH 31, 1998
       Sales to unaffiliated customers         25,062       19,576        2,906         (312)              47,232
       Operating income (loss)                  5,041        3,138          518       (3,207)               5,490
       Depreciation and amortization               47          751            7           39                  844
       Amortization of negative goodwill                                               1,342                1,342


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


OVERVIEW

      General

      We manufacture land-based drilling and well-servicing rigs and rig component parts for use in the domestic and international markets. The condition of the oil and gas industry and worldwide levels of exploration, development and production activity, including the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity have a substantial impact on our revenues. Exploration, development and production activity is largely dependent on the prevailing view of future oil and natural gas prices which have been significantly volatile for the last 20 years. Oil and natural gas prices are influenced by factors affecting the supply of and demand for oil and gas, including the level of drilling activity, worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, political requirements of national governments, coordination by OPEC and the cost of producing oil and gas. Demand for our products in certain emerging market countries may be greatly influenced by their need for internal development, energy self-sufficiency or hard currency earnings rather than the conventional factors relating to the price of oil and natural gas.

      As the oil prices continued to decline and the economic conditions in Russia and other emerging markets deteriorated, the oil and gas industry dramatically reduced its capital expenditures for exploration, development and production activities. Our revenues, operating income and backlog have been adversely affected by these events and the value of our receivables and inventory may be further affected if industry conditions do not improve.

      In response to the prevailing industry conditions we implemented a variety of measures to minimize its adverse impact on our business and financial performance. We consolidated our manufacturing operations in Pampa and Houston, Texas and implemented other cost reduction programs. These actions reduced our workforce by a total of 740 employees through April 1999. On an ongoing basis we will continue to consider the possibility of further consolidation and cost reduction measures but we cannot give any assurance that these or any other measures will be sufficient to offset the negative impact of the existing industry conditions.

      Foreign Exchange Transactions

      We have attempted to limit our exposure to foreign currency fluctuations. Sales denominated in foreign currencies are made only by the downhole tools segment. With the exception of our Canadian subsidiary, we maintain our cash and cash equivalents, and investments in U.S. dollar denominated accounts (except to the extent needed for local operating expenses). We have not engaged in and do not currently intend to engage in any significant hedging or currency trading transactions to compensate for adverse currency fluctuations among foreign currencies.

RESULTS OF OPERATIONS

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


Results of Segment Operations

      The following discussion of the results of operations of our oil field equipment, down hole tools and specialty steel segments does not reflect the allocation of corporate and unallocated administrative expenses, amortization of negative goodwill and amortization of goodwill on an individual segment basis. Certain information that reconciles the discussion of the results of operations of the individual segments to the our Condensed Consolidated Financial Statements is as follows:


                                                             THE COMPANY
                                                             THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Revenues
  Oil field equipment ..............................     $ 10,967      $ 25,062
  Down hole tools ..................................       11,326        19,576
  Specialty steel ..................................        1,170         2,906
  Eliminations .....................................         (920)         (312)
                                                         --------      --------
    Total ..........................................     $ 22,543      $ 47,232
                                                         ========      ========
Segment operating income (loss)
  Oil field equipment ..............................     $    605      $  5,041
  Down hole tools ..................................        2,023         3,138
  Specialty steel ..................................          738           518
                                                         --------      --------
    Total ..........................................        3,366         8,697
  Corporate overhead and unallocated administrative
   expenses ........................................       (3,744)       (4,242)
  Amortization of negative goodwill ................        1,342         1,342
  Amortization of  goodwill ........................         (314)         (307)
  Restructuring Costs ..............................         (805)           --
                                                         --------      --------
  Operating income (loss) ..........................     $   (155)     $  5,490
                                                         ========      ========

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE  MONTHS ENDED MARCH 31, 1998

      Oil Field Equipment

      Revenues and operating income for the oil field equipment segment decreased to $11.0 million and $0.6 million, respectively, for the three months ended March 31, 1999, as compared to $25.1 million and $5.0 million, respectively, for the three months ended March 31, 1998. Decreased operating income resulted from the economic and financial turmoil in Russia and the Asia-Pacific region and the downward turn in oil prices, both of which resulted in a decreased demand for our products. As a result of low margin contracts, gross margin for the three months ended March 31, 1999 was 12.2%, as compared to 24.1% for the three months ended March 31, 1998.

      Down Hole Tools

      Revenues and operating income for the down hole tools segment were $11.3 million and $2.0 million, respectively, for the three months ended March 31, 1999, as compared to $19.6 million and $3.1 million, respectively, for the three months ended March 31, 1998. Decreased revenues were primarily attributable to the downward trends in the oil industries. Gross margin for the three months ended March 31, 1999 was 31.6%, as compared to 26.7% for the three months ended March 31, 1998. The increase in gross margin was primarily due to the full impact of price increases in the last two quarters of 1998, an increase in the amount of manufacturing overhead absorbed into inventory starting in the fourth quarter of 1998 and management's cost-cutting initiatives.

      Specialty Steel

      Revenues and operating income for the specialty steel segment were $1.2 million and $0.7 million, respectively, for the three months ended March 31, 1999, as compared to $2.9 million and $0.5 million, respectively, for the three months ended March 31, 1998. The decrease in revenues was primarily the result of reduced demand from a major customer. Because of the loss of the high margin business that we transacted with this major customer, our gross margins also decreased from 19.1% for the three months ended March 31, 1998 to 16.6% for the three months year ended March 31, 1999.

      Corporate Administrative and Interest Expenses

      Corporate administrative expenses were $3.7 million for the three months ended March 31, 1999, as compared to $4.2 million for the three months ended March 31, 1998. This decrease was due primarily to the cost cutting initiatives brought on by the restructuring plan.

      Other Income (Expense)

      Other expenses increased to $1.9 million for the three months ended March 31, 1999, as compared to income of $0.4 million for the three months ended March 31, 1998. Losses on investments in marketable securities in 1999 netted $1.7 million while during the first quarter of 1998 we enjoyed a $0.4 million gain on such investments.


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

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1999, we had cash, cash equivalents and marketable securities of $46.3 million, compared to $40.5 million at December 31, 1998. Our working capital was $162.7 million, compared to $164.2 million at December 31, 1998. This decrease in working capital at March 31, 1999 resulted from an increase in cash, cash equivalents and marketable securities and a decrease in accounts receivables, inventories and other current assets and liabilities. At March 31, 1999, the ratio of our current assets to current liabilities was approximately 12.6:1.

      At March 31, 1999, approximately $5.8 million was available for additional borrowings under the Revolving Credit Facility.

      We believe that our balance sheet, significant liquidity and cash flow from operations will be sufficient to meet our short term and long term liquidity needs. We believe that any credit facilities that we may need in the future will be available on commercially acceptable terms, though there can be no assurances in this regard.

      The Revolving Credit Facility

      We have a Revolving Credit Facility which matures on March 31, 2000, and under its terms we may reborrow all amounts repaid prior to its maturity. After the initial public offering of our common stock, we reduced the commitment under the Revolving Credit Facility to $9.7 million.

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

YEAR 2000

      Our Year 2000 Compliance Program

      We have retained outside consultants to perform a Year 2000 risk analysis and assist with the development of our comprehensive project plan for Year 2000 compliance. As a result of this report, which was completed in early May, we have substantially revised our Year 2000 compliance program. Our revised Year 2000 compliance program consists of following key tasks and expected completion dates:

                     Key Task                           Expected Completion Date
                     --------                           ------------------------

-     Final analysis of our relationships with key            End of July
      customers and suppliers

-     Inventory of non-Year 2000 compliant hardware           End of June
      and software systems and other technology

-     Business impact assessment of non-Year 2000             End of June
      compliant systems and technologies and non-Year
      2000 compliant key customers and suppliers

-     Replacement or remediation of non-Year 2000             End of August
      compliant systems and technologies

-     Development of contingency plans with respect           End of November
      to systems and technologies that cannot be replace or remediated in time and with respect to key suppliers and customers that have not become Year 2000 compliant


      To execute our Year 2000 compliance program, we created a Year 2000 compliance program management office staffed by key business and information technology personnel.

      Our State of Readiness

      Inventory of Information Technology Systems and Other Technology. We are currently inventorying our hardware and software systems and other technology to determine the state of our Year 2000 readiness. Of the inventory taken thus far, we have identified issues with some of our information technology systems that support our most significant business operations. The Enterprise Resource Planning ("ERP") system that supports the down hole tools unit requires a software upgrade that is planned for installation by the end of the second quarter of 1999. The ERP system that supports the oil field equipment and specialty steel segment also requires a software upgrade that is planned for installation in the third quarter of 1999. The installation of these software upgrades will require the allocation of significant internal resources to test the upgraded ERP systems prior to their implementation. Other significant information technology systems that may not be compliant are:

-     the accounting software system currently used in the Canadian operations;

-     our payroll system; and

-     the design engineering software system.

We will have a better understanding of these systems and their respective Year 2000 compliance once we have completed our inventory.

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

      Analysis of Key Suppliers and Customers. We have also initiated the inventorying of key third party relationships for Year 2000 compliance. Although we have begun to contact the suppliers and customers of the down hole tools unit, we have not yet assessed the extent and content of the responses received from those suppliers and customers. We have not begun to inventory the suppliers and customers for the oil field equipment unit and the specialty steel segment, but we believe that the loss of any of our suppliers would not have a material adverse effect on our operations. In order to increase our understanding of any unforeseen risk exposures, we plan to do a more extensive analysis of those suppliers and customers that are key to our operations. We plan to complete the analysis of our key third party relationships by the end of July 1999.

      Costs to Address Year 2000 Issues

      To date, we have incurred expenses of approximately $150,000 that are directly related to our Year 2000 compliance program. We estimate our expenses relating to Year 2000 issues will be approximately $1.3 million but they could be as high as $2.0 million. We also expect to allocate significant internal resources to the inventorying, testing and remediation of Year 2000 issues, though we have not quantified the costs of allocating these internal resources. The replacement and upgrade of several of our software and hardware systems in the ordinary course of business have had the added benefit of resolving Year 2000 issues with respect to those systems. In addition, our maintenance agreements with the vendors of our ERP systems for the down hole tools and oil field equipment units already include the cost of the software upgrades required for those systems. We believe that the costs to complete our Year 2000 compliance program will not have a material effect on our financial position, results of operations or cash flows, though we cannot give any assurances in this regard.

      Risks Associated with Year 2000 Issues

      We believe that much of the risk associated with Year 2000 will be mitigated by the installation of the software upgrades on our ERP systems. We are, however, presently unable to determine fully the risk to our business presented by any other non-Year 2000 compliant software, hardware, or other technologies of our systems and third party relationships. We will have a better understanding of these risks once the inventory has been completed. We are presently unable to determine what effect the failure of us, our suppliers or our customers to become Year 2000 compliant will have on our business, but significant failures could have a material adverse effect on our results of operations and financial condition. At the very least, a significant failure may force us to curtail our production, prevent us from meeting customer orders on a timely basis, and/or impede our ability to monitor customer orders and inventory.

      Contingency Plans for Year 2000

      We have not yet been able to determine the extent to which we need contingency plans because our Year 2000 inventory is not yet complete. It is our intention to develop contingency plans by the end of November 1999.

CAPITAL EXPENDITURES

      Capital expenditures for three months ended March 31, 1999 totaled approximately $0.4 million, of which $0.1 million, was spent for computers and equipment at the downhole tools segment , $0.2 million was spent for the purchase of a building for our downhole tools segment, and $0.08 million was expended for roof repairs at our down hole tools segment. For 1999, we have budgeted capital expenditures of a total of $5.8 million, including $1.0 million for maintenance capital expenditures, $2.0 million for rental tools, $1.5 million for software upgrades and related expenditures and $1.3 million for Year 2000 compliance. We are funding capital expenditures with available cash, cash flow from operations and borrowings under the Revolving Credit Facility.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      This discussion about our exposure to market risks and our risk-management activities includes forward looking statements. These forward looking statements involve risks and uncertainties, including economic and competitive factors outside our control.

      Our primary risk exposures come from interest rate risks, foreign exchange rate risks, and equity price risks. Our exposure to interest rate risks are minimal with respect to indebtedness. We repaid substantially all our outstanding indebtedness in November 1997. However, at March 31, 1999, we had approximately $26.9 million of cash in interest bearing accounts. The rate of return on these accounts will vary with the prevailing interest rates. We do not engage in any significant interest rate swaps or other derivative activities designed to limit our exposure to changes in interest rates.

      Our direct exposure to foreign exchange risks is minimal. Except as discussed above in the "Management Discussion and Analysis of Financial Condition and Results of Operations" with respect to our Bowen Tools Division, all of our sales are denominated in U.S. dollars. However, foreign exchange rate fluctuations may affect our revenues indirectly to the extent that a stronger U.S. dollar affects our ability to compete on the basis of price. We do not engage in any significant hedging or currency trading activities to limit our sensitivity to changes in foreign exchange rates and/or interest rates.

      At March 31, 1999, we had approximately $19.3 million of marketable securities, consisting primarily of corporate equity securities. These securities were acquired principally for trading purposes and are bought and held by us for the purposes of selling them in the near term. Fluctuations in interest rates and equity prices may adversely affect the value of our marketable securities.

      We do not believe there has been any material change in the market risks faced by us since the end of 1998.


                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

      (a)   Exhibits

      The exhibits listed on the exhibit Index following the signature page hereof are filed herewith in response to this item.

      (b)   Reports on Form 8-K

      None.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 17, 1999                      IRI INTERNATIONAL CORPORATION


                                        By: /s/ MUNAWAR H. HIDYATALLAH
                                            ----------------------------------
                                            Munawar H. Hidayatallah
                                            Executive Vice President and
                                            Chief Financial Officer, Director

                                INDEX TO EXHIBITS


EXHIBIT NO.       DESCRIPTION

*3.1 Form of Restated Certificate of Incorporation of IRI International Corporation

*3.2              Amended and Restated Bylaws of the Company

27.1 Financial Data Schedule (submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q)

----------
* Exhibit incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-31157) dated September 8, 1997, as amended.