Form 10-Q
period 1999-06-30
IRI INTERNATIONAL CORP
filed 1999-08-16
CIK 1044979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                            ------------------------

                        COMMISSION FILE NUMBER 001-13593

                         IRI INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      75-2044681
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION. NO.)

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

                            ------------------------

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No [ ]

     Number of shares outstanding of each class of common stock, $0.01 par value per share, at August 16, 1999:

                            39,900,000 Common Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    --------------------
                                                      JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                        1999        1998        1999        1998
                                                      --------    --------    --------    --------
Revenues............................................  $ 19,877     51,399      42,420      98,631
Cost of goods sold..................................    24,005     35,931      39,833      70,314
                                                      --------     ------     -------      ------
          Gross profit (loss).......................    (4,128)    15,468       2,587      28,317
Selling and administrative expense..................     8,894      6,820      14,959      14,179
Restructuring charge................................       653         --       1,458          --
                                                      --------     ------     -------      ------
          Operating income (loss)...................   (13,675)     8,648     (13,830)     14,138
                                                      --------     ------     -------      ------
Other income (expense):
  Interest income...................................       317        599         639       1,311
  Interest expense..................................      (205)      (132)       (334)       (229)
  Other, net........................................    (1,673)    (3,366)     (3,539)     (2,977)
                                                      --------     ------     -------      ------
                                                        (1,561)    (2,899)     (3,234)     (1,895)
                                                      --------     ------     -------      ------
          Income (loss) before income taxes.........   (15,236)     5,749     (17,064)     12,243
Income taxes (benefit)..............................    (5,646)       224      (5,972)      2,346
                                                      --------     ------     -------      ------
          Net income (loss).........................  $ (9,590)     5,525     (11,092)      9,897
                                                      ========     ======     =======      ======
Basic and diluted net income (loss) per common
  share.............................................  $  (0.24)      0.14       (0.28)       0.25
                                                      ========     ======     =======      ======
Weighted average shares outstanding.................    39,900     39,900      39,900      39,900
                                                      ========     ======     =======      ======

     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           ACCUMULATED
                                                  ADDITIONAL                  OTHER           TOTAL
                                         COMMON    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                         STOCK     CAPITAL     EARNINGS      INCOME          EQUITY
                                         ------   ----------   --------   -------------   -------------
Balances at December 31, 1998..........   $399     168,514      43,308       (1,962)         210,259
  Other................................     --         273          --           --              273
  Comprehensive income:
     Net loss..........................     --          --     (11,092)          --          (11,092)
     Foreign currency translation
       adjustment......................     --          --          --          102              102
                                                                                             -------
          Total comprehensive income...                                                      (10,990)
                                          ----     -------     -------       ------          -------
Balances at June 30, 1999..............   $399     168,787      32,216       (1,860)         199,542
                                          ====     =======     =======       ======          =======

     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $(11,092)     9,897
  Adjustments to reconcile net income to net cash provided
     by operations:
     Depreciation and amortization..........................     2,572      2,172
     Amortization of goodwill...............................       627        620
     Amortization of negative goodwill......................    (2,683)    (2,683)
     Change in employee benefit accounts....................       (78)      (107)
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Marketable securities................................    (4,907)    (4,251)
       Accounts receivable..................................     8,186      6,759
       Inventories..........................................     4,299    (11,531)
       Other current assets.................................     1,875     (1,162)
       Other noncurrent assets..............................        33        226
       Accounts payable and accrued liabilities, customer
        advances and other liabilities......................    (5,394)   (11,350)
                                                              --------    -------
          Net cash used in operations.......................    (6,562)   (11,410)
                                                              --------    -------
Cash flows used in investing activities -- capital
  expenditures..............................................    (1,169)    (6,072)
                                                              --------    -------
Cash flows from financing activities --
  Payments on capital lease obligation......................      (138)       (81)
  Payments on notes payable.................................        --        (64)
  Other.....................................................       273        (24)
                                                              --------    -------
          Net cash flows provided by (used in) financing
           activities.......................................       135       (169)
                                                              --------    -------
Increase in cash and cash equivalents.......................    (7,596)   (17,651)
Cash and cash equivalents at beginning of year..............    37,475     49,473
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 29,879     31,822
                                                              ========    =======
Supplemental cash flow information:
  Interest paid.............................................  $    334        229
                                                              ========    =======
  Income taxes paid.........................................  $    190      5,019
                                                              ========    =======

     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 29,879       37,475
  Marketable securities, at fair value (cost of $9,311 at
     June 30, 1999 and $3,743 at December 31, 1998).........     7,907        3,000
  Accounts receivable, less allowance for doubtful accounts
     of $1,915 at June 30, 1999 and $960 at December 31,
     1998...................................................    20,961       29,147
  Inventories...............................................   104,852      109,151
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     2,117        4,429
  Other current assets......................................     2,818        2,381
                                                              --------      -------
          Total current assets..............................   168,534      185,583
  Property, plant and equipment, net........................    47,789       49,192
  Other assets..............................................     3,731        4,391
                                                              --------      -------
                                                              $220,054      239,166
                                                              ========      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 11,468       14,128
  Customer advances.........................................     1,976        3,303
  Other liabilities.........................................     2,414        3,906
                                                              --------      -------
          Total current liabilities.........................    15,858       21,337
Negative goodwill, less accumulated amortization............     1,343        4,026
Accrued postretirement benefits.............................     3,070        3,148
Other long term liabilities.................................       241          396
                                                              --------      -------
          Total liabilities.................................    20,512       28,907
Shareholders' Equity
  Preferred stock, $1.00 par value, 25,000,000 shares
     authorized, none issued................................        --           --
  Common stock, $0.01 par value, 100,000,000 shares
     authorized, 39,900,000 shares issued and outstanding...       399          399
  Additional paid-in capital................................   168,787      168,514
  Retained earnings.........................................    32,216       43,308
  Accumulated other comprehensive income....................    (1,860)      (1,962)
                                                              --------      -------
          Total shareholders' equity........................   199,542      210,259
                                                              --------      -------
          Commitments and contingencies.....................  $220,054      239,166
                                                              ========      =======

     See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) GENERAL

     The accompanying condensed consolidated financial statements of IRI International Corporation and subsidiaries (the Company) as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation for such periods. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

     Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted herein. The interim information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) INVENTORIES

     Inventories consist of the following at June 30, 1999 and December 31, 1998 (in thousands):

                                                           1999        1998
                                                         --------    --------
Raw materials..........................................  $ 33,516    $ 46,743
Work-in-process........................................    18,161      21,241
Finished goods.........................................    53,175      41,167
                                                         --------    --------
          Total........................................  $104,852    $109,151
                                                         ========    ========

(3) COMMITMENTS AND CONTINGENCIES

     The Company has contract commitments aggregating $18.6 million at June 30, 1999 for the manufacture and delivery of drilling rigs during the remainder of fiscal 1999. At June 30, 1999, the Company was contingently liable for approximately $5.1 million in letters of credit which guarantee the Company's performance for payment to third parties in accordance with specified contractual terms and conditions. These letters of credit are primarily secured by the Company's cash, accounts receivable and inventory. Management does not expect any material losses to result from these off-balance-sheet instruments as it anticipates full performance on the related contracts.

(4) NET INCOME (LOSS) PER COMMON SHARE

     Stock options outstanding at June 30, 1999 of 2,388,500 shares were not considered in the computation of net loss per common share because there was a loss for the period and inclusion of option shares is antidilutive. Stock options outstanding at June 30, 1998 of 3,886,000 shares were not considered in the computation of net income per common share because the exercise price exceeded the average market price for the period.

(5) SPECIAL CHARGES

     In the second quarter of 1999, the Company continued its restructuring program in which the workforce was reduced 42 employees in addition to the reduction of 375 employees in the first quarter. Expenses related to employee severance incurred in connection with the restructuring program have been reported as a

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

restructuring charge of $653,000 for the three months ended June 30, 1999 and $1,458,000 for the six months ended June 30, 1999.

     In the second quarter of 1999, the Company wrote-off $2.1 million for pre-contract engineering and design costs incurred for a contract that did not materialize, incurred a $2.2 million charge for contract adjustments, expensed $2.0 million to increase inventory excess and obsolescence reserves, increased trade account receivable reserves by $.9 million and incurred software implementation and other charges of $.9 million.

(6) NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), Reporting of the Costs of Start-up Activities, which is effective for financial statements issued for periods beginning after December 15, 1998. The Company adopted SOP 98-5 in the first quarter of 1999 which did not have a material impact on its financial statements or accounting policies.

     The Company is also assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 137 deferred the effective date of SFAS No. 133 such that the statement is effective for financial statements for fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2001.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

(7) KEY SEGMENT FINANCIAL INFORMATION

     The Company operates through three business segments consisting of Oilfield Equipment, Downhole Tools, and Specialty Steel. Financial information by segments for the three and six months ended June 30, 1999 and 1998 is summarized below (in thousands):

                                          OILFIELD     DOWNHOLE    SPECIALTY    CORPORATE
                                          EQUIPMENT    PRODUCTS      STEEL      AND OTHER     TOTAL
                                          ---------    --------    ---------    ---------    -------
Quarter ended June 30, 1999:
  Sales to unaffiliated customers.......    8,480        9,812       1,335          250       19,877
  Segment Operating income (loss).......   (6,095)        (718)       (570)      (6,292)     (13,675)
  Depreciation and amortization.........      128        1,101          10           57        1,296
  Amortization of negative goodwill.....       --           --          --        1,342        1,342
Quarter ended June 30, 1998:
  Sales to unaffiliated customers.......   25,118       23,600       2,694          (13)      51,399
  Segment Operating income (loss).......    4,772        5,655         737       (2,516)       8,648
  Depreciation and amortization.........      105        1,781           8           54        1,948
  Amortization of negative goodwill.....       --           --          --        1,342        1,342

                                          OILFIELD     DOWNHOLE    SPECIALTY    CORPORATE
                                          EQUIPMENT    PRODUCTS      STEEL      AND OTHER     TOTAL
                                          ---------    --------    ---------    ---------    -------
Six months ended June 30, 1999:
  Sales to unaffiliated customers.......   19,447       21,138       2,505          (670)     42,420
  Segment Operating income (loss).......   (5,490)       1,305         168        (9,813)    (13,830)
  Depreciation and amortization.........      257        2,179          21           115       2,572
  Amortization of negative goodwill.....       --           --          --         2,684       2,684
Six months ended June 30, 1998:
  Sales to unaffiliated customers.......   50,180       43,176       5,600          (325)     98,631
  Segment Operating income (loss).......    9,813        8,793       1,255        (5,723)     14,138
  Depreciation and amortization.........      187        1,866          15           104       2,172
  Amortization of negative goodwill.....       --           --          --         2,684       2,684

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

     During the latter half of 1998 and the first quarter of 1999, declining oil prices coupled with the deteriorating economic conditions in Russia and other emerging markets resulted in a sharp drop in customer spending and a dramatically lower rig utilization rate worldwide. Our revenues, operating income and backlog have been adversely affected by these events and the value of our receivables and inventory may be further affected by these events. Despite a recent increase in oil prices during the second quarter of 1999, customer spending and rig utilization rates have not increased. Although the recent increase in oil and gas prices may eventually have a positive impact on our operations, our second quarter results of operations continue to reflect the adverse market conditions prevalent during the first six months of 1999. In addition, our gross margins and general and administrative expenses were also adversely affected by a special charge of $8.7 million relating to project development, restructuring costs, software implementation and other special charges.

     We continue to implement a variety of measures to consolidate our manufacturing operations in Pampa and Houston, Texas and other cost reduction programs. These actions reduced our workforce by an aggregate of 724 employees through July 1999. On an ongoing basis we will continue to consider the possibility of further consolidation and cost reduction measures but we cannot give any assurance that these or any other measures will be sufficient to offset the negative impact of the existing industry conditions.

  Foreign Exchange Transactions

     We have attempted to limit our exposure to foreign currency fluctuations. Sales denominated in foreign currencies are made only by the down hole tools segment. With the exception of our Canadian subsidiary, we maintain our cash, cash equivalents and investments in U.S. dollar denominated accounts (except to the extent needed for local operating expenses). We have not engaged in and do not currently intend to engage in any significant hedging or currency trading transactions to compensate for adverse currency fluctuations among foreign currencies.

RESULTS OF OPERATIONS

     Sales of new rigs manufactured by us can produce large fluctuations in revenues depending on the size and the timing of the construction of orders. Individual orders of rig packages range from $1 million to $25 million and cycle times for the design, engineering and manufacturing of rig packages range from six to nine months. These fluctuations in the size and timing of orders, may affect our quarterly revenues and operating income.

  Results of Segment Operations

     The following discussion of the results of operations of our oil field equipment, down hole tools and specialty steel segments does not reflect the allocation of corporate overhead and unallocated administrative expenses and amortization of goodwill and negative goodwill on an individual segment basis. Certain information that reconciles the discussion of the results of operations of the individual segments to our Condensed Consolidated Financial Statements is as follows:

                                                                   THE COMPANY
                                                    ------------------------------------------
                                                       THREE MONTHS            SIX MONTHS
                                                           ENDED                  ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------    -------------------
                                                      1999       1998        1999       1998
                                                    --------    -------    --------    -------
Revenues
  Oil field equipment.............................  $  8,480    $25,118    $ 19,447    $50,180
  Down hole tools.................................     9,812     23,600      21,138     43,176
  Specialty steel.................................     1,335      2,694       2,505      5,600
  Eliminations....................................       250        (13)       (670)      (325)
                                                    --------    -------    --------    -------
     Total........................................  $ 19,877    $51,399    $ 42,420    $98,631
                                                    ========    =======    ========    =======
Segment operating income (loss)
  Oil field equipment.............................  $ (6,095)   $ 4,772    $ (5,490)   $ 9,813
  Down hole tools.................................      (718)     5,655       1,305      8,793
  Specialty steel.................................      (570)       737         168      1,255
                                                    --------    -------    --------    -------
     Total........................................    (7,383)    11,164      (4,017)    19,861
  Corporate overhead and unallocated
     administrative expenses......................    (6,667)    (3,527)    (10,411)    (7,769)
  Amortization of negative goodwill...............     1,342      1,342       2,684      2,684
  Amortization of goodwill........................      (314)      (331)       (628)      (638)
  Restructuring Costs.............................      (653)        --      (1,458)
                                                    --------    -------    --------    -------
  Operating income (loss).........................  $(13,675)   $ 8,648    $(13,830)   $14,138
                                                    ========    =======    ========    =======

     Oil Field Equipment

     Revenues and operating income for the oil field equipment segment decreased to $8.5 million and $(6.1) million, respectively, for the second quarter of 1999 and $19.4 million and $(5.5) million, respectively, for the first six months of 1999, as compared to $25.1 million and $4.8 million, respectively, for the second quarter of 1998 and $50.2 million and $9.8 million, respectively, for the first six months of 1998. The economic and financial turmoil in Russia and the Asia-Pacific region together with the downward turn in oil prices during the first quarter of 1999 led to a sharp decrease in the demand for our products. Decreased sales of rig packages resulted in a decrease in revenues and operating income and sharply reduced our gross margin, which, for the second quarter of 1999 was (61.3)%, as compared to 23.2% for the second quarter of 1998, and for the first six months of 1999 was (19.8)%, as compared to 23.8% for the first six months of 1998. Our gross margin was also negatively impacted by a $2.1 million write-off for pre-contract engineering and design costs incurred for a contract that did not materialize and a $2.2 million charge for contract adjustments.

     Down Hole Tools

     Revenues and operating income for the down hole tools segment were $9.8 million and $(0.7) million, respectively, for the second quarter of 1999 and $21.1 million and $1.3 million for the first six months of 1999, as compared to $23.6 million and $5.7 million, respectively, for the second quarter of 1998 and $43.2 million and $8.8 million, respectively for the first six months of 1998. The downward trends in the oil industries prevailing during the first quarter of 1999 had a significant negative impact on our customer's demand for fishing tools and power equipment, particularly in international markets, and, accordingly, on our revenues and operating income. As a result of decreased sales volume and an increase in inventory excess and obsolescence reserves of $2.0 million, our gross margin for the second quarter and the first six months of 1999 decreased to 0.6% and 19.7%, respectively, as compared to 33% and 30.3% for the second quarter and the first six months, respectively, of 1998.

     Specialty Steel

     Revenues and operating income for the specialty steel segment were $1.3 million and $(0.6) million, respectively, for the second quarter of 1999 and $2.5 million and $0.2 million, respectively for the first six months of 1999, as compared to $2.7 million and $0.7 million, respectively, for the second quarter of 1998 and $5.6 million and $1.3 million for the first six months of 1998. Reduced demand from a major customer and a general recession in industry-wide demand due to market conditions significantly impacted our revenues and operating income. Because of the loss of the high margin business that we transacted with this major customer, the overall reduction in our sale volume, our gross margin decreased from 28.8% for the second quarter of 1998 and 23.8 % for the first six months of 1998 to (40.4)% for the second quarter of 1999 and 9.3% for the first six months of 1999.

     Corporate and Administrative

     Corporate and administrative expenses were $6.7 million for the second quarter of 1999 and $10.4 million for the first six months of 1999, as compared to $3.5 million for the second quarter of 1998 and $7.8 million for the first six months of 1998. This increase resulted primarily from increased professional fees associated with due diligence costs related to prospective acquisitions, professional fees, costs related to Year 2000 compliance, consulting services related to information technology systems and costs related to the implementation of new software systems at the down hole tools division. There was also a $0.9 million increase in the provision for doubtful accounts receivable.

     Other Income (Expense)

     Other expenses decreased to $1.7 million for the second quarter of 1999, as compared to $3.4 million for the second quarter of 1998, but increased to $3.5 million for the first six months of 1999, as compared to $3.0 million for the first six months of 1998. Losses on investments in marketable securities netted $1.5 million in the second quarter of 1999, as compared to losses of $2.4 million during the second quarter of 1998, and netted $3.3 million for the first six months of 1999, as compared to $2.0 for the first six months of 1998. Also, the Company incurred a special charge of $0.6 million in the second quarter of 1998 relating to expenses in connection with the Company's proposed acquisition of Hitec ASA, which terminated on April 28, 1998. There was no such charge in 1999.

     Interest income decreased by $0.3 million in the second quarter of 1999 and $0.7 million in the first six months of 1999, as compared to the second quarter of 1998 and the first six months of 1999, respectively, because of lower average cash balances during the first six months of 1999.

     Income Taxes

     We recorded a deferred tax asset of $2.0 million in the second quarter of 1999, which we believe is more likely than not to be realized by future taxable income.

ACCOUNTING POLICIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 137 deferred the effective date for SFAS 133 to all quarters of fiscal years beginning after June 15, 2000. This statement requires that all derivatives be recognized on the balance sheet, measured at fair value. Adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, we had cash and cash equivalents and marketable securities of $37.8 million, compared to $40.5 million at December 31, 1998. Our working capital was $152.7 million compared to $164.2 million at December 31, 1998. This decrease in working capital at June 30, 1999 resulted from a decrease in cash and cash equivalents, accounts receivable, inventories and other current assets and current liabilities, partially offset by an increase in marketable securities. At June 30, 1999, the ratio of our current assets to current liabilities was approximately 10.6:1.

     At June 30, 1999, approximately $4.6 million was available for additional borrowings and letters of credit under the Revolving Credit Facility. At this time, we have no outstanding indebtedness other than contingent liabilities in the form of stand-by letters of credit.

     We believe that our balance sheet, significant liquidity and cash flow from operations will be sufficient to meet our short term and long term liquidity needs. We believe that any credit facilities that we may need in the future will be available on commercially acceptable terms, though there can be no assurances in this regard.

  The Revolving Credit Facility

     We have a revolving credit facility that matures on June 30, 2000, and under its terms we may reborrow all amounts repaid prior to its maturity. After the initial public offering of our common stock, we reduced the commitment under our revolving credit facility to $9.7 million.

     Our obligations under our revolving credit facility are secured by first priority security interests in substantially all of our assets, including all personal property and material real property, the pledge by us of all of the outstanding capital stock of Cardwell and the pledge by us or Cardwell, as the case may be, of 66% of the outstanding capital stock of each of our direct and indirect foreign subsidiaries. These obligations are also guaranteed by Cardwell. Our revolving credit facility contains certain representations and warranties, covenants and events of default customary for facilities of this type.

     Because of the decrease in our revenues and operating income over the past two quarters, we failed to comply with certain financial covenants in our revolving credit facility. We are currently negotiating with the lender under our revolving credit facility and we expect to obtain a waiver of such financial covenants, though there can be no assurances in this regard.

YEAR 2000

  Our Year 2000 Compliance Program

     We have made progress in our Year 2000 compliance program. We have completed major milestones in our inventorying of systems and hardware, testing for production machines, and testing of our ERP systems. The following is table provides an update of the key tasks identified in our Year 2000 compliance program:

                           KEY TASK                                EXPECTED COMPLETION DATE
                           --------                                ------------------------
-    Final analysis of our relationships with key           End of Third Quarter
     customers and suppliers
-    Inventory of non-Year 2000 compliant hardware and      Completed
     software systems and other technology
-    Business impact assessment of non-Year 2000 compliant  End of Third Quarter systems and technologies and non-Year 2000 compliant
     key customers and suppliers

                           KEY TASK                                EXPECTED COMPLETION DATE
                           --------                                ------------------------
-    Replacement or remediation of non-Year 2000 compliant  End of Third Quarter systems and technologies. See Section on "State of
     Readiness" below
-    Development of contingency plans with respect to       End of November
     systems and technologies that cannot be replace or
     remediated in time and with respect to key suppliers
     and customers that have not become Year 2000
     compliant

  Our State of Readiness

     Inventory, Remediation and Testing of Information Technology and Other Technology Systems. We have completed our inventory of our information technology and other technology systems and have been working to remediate the problems that have been discovered. We are currently in the process of testing many of our systems for Year 2000 readiness. The following details the major components of our systems and the status of our testing with respect to those systems:

-    Network servers, LANS, WANS and PC's                   Testing almost complete
-    Down hole tools division ERP systems                   Testing completed
-    Oil field equipment division ERP systems               Testing almost complete
-    Systems located at international locations             Testing to be completed by mid-October
-    Non-IT technology systems (including production,       Testing completed
     machines, office equipment, security systems, phones,
     etc.)

     The testing is being done by our employees and depending on the system, involves the inquiry with the respective manufacturers regarding their systems and the use of testing tools and written test procedures to document and validate, as necessary, our systems testing. Although, as detailed above, we have tested these systems for their respective Year 2000 readiness, we cannot assure that all of our systems are Year 2000 compliant.

     Analysis of Key Suppliers and Customers. We have also initiated the inventorying of key third party relationships for Year 2000 compliance. Although we have begun to contact the suppliers and customers of the down hole tools unit, we have not yet assessed the extent and content of the responses received from those suppliers and customers. We have not begun to inventory the suppliers and customers for the oil field equipment unit and the specialty steel segment, but we believe that the loss of any of our suppliers would not have a material adverse effect on our operations. In order to increase our understanding of any unforeseen risk exposures, we plan to do a more extensive analysis of those suppliers and customers that are key to our operations. We plan to complete the analysis of our key third party relationships by the end of the third quarter 1999.

  Costs to Address Year 2000 Issues

     To date, we have incurred expenses of approximately $250,000 that are directly related to our Year 2000 compliance program. We estimate our expenses relating to Year 2000 issues will be no more than $1 million. The replacement and upgrade of several of our software and hardware systems in the ordinary course of business have had the added benefit of resolving Year 2000 issues with respect to those systems. In addition, our maintenance agreements with the vendors of our ERP systems for the down hole tools and oil field equipment units already include the cost of the software upgrades required for those systems. We believe that the costs to complete our Year 2000 compliance program will not have a material effect on our financial position, results of operations or cash flows, though we cannot give any assurances in this regard.

  Risks Associated with Year 2000 Issues

     We believe that much of the risk associated with Year 2000 will be mitigated by the installation of the software upgrades on our ERP systems. We are, however, presently unable to determine fully the risk to our business presented by third party relationships. We are presently unable to determine what effect the failure of us, our suppliers or our customers to become Year 2000 compliant will have on our business, but significant failures could have a material adverse effect on our results of operations and financial condition. At the very least, a significant failure may force us to curtail our production, prevent us from meeting customer orders on a timely basis, and/or impede our ability to monitor customer orders and inventory.

  Contingency Plans for Year 2000

     We have not yet been able to determine the extent to which we need contingency plans because our Year 2000 inventory is not yet complete. It is our intention to develop contingency plans by the end of November 1999.

CAPITAL EXPENDITURES

     Capital expenditures for three months ended June 30, 1999 totaled approximately $0.5 million, essentially all of which was spent for the implementation of new software at the down hole tools division. We are funding capital expenditures with available cash, cash flow from operations and borrows under the revolving credit facility.

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

     Our primary risk exposures come from interest rate risks, foreign exchange rate risks, and equity price risks. Our exposure to interest rate risks are minimal with respect to indebtedness. We repaid substantially all our outstanding indebtedness in November 1997. However, at June 30, 1999, we had approximately $29.9 million of cash in interest bearing accounts. The rate of return on these accounts will vary with the prevailing interest rates. We do not engage in any significant interest rate swaps or other derivative activities designed to limit our exposure to changes in interest rates.

     Our direct exposure to foreign exchange risks is minimal. Except as discussed above in the "Management Discussion and Analysis of Financial Condition and Results of Operations" with respect to our down hole tools division, all of our sales are denominated in U.S. dollars. However, foreign exchange rate fluctuations may affect our revenues indirectly to the extent that a stronger U.S. dollar affects our ability to compete on the basis of price. We do not engage in any significant hedging or currency trading activities to limit our sensitivity to changes in foreign exchange rates and/or interest rates.

     At June 30, 1999, we had approximately $7.9 million of marketable securities, consisting primarily of corporate equity securities. These securities were acquired principally for trading purposes and are bought and held by us for the purposes of selling them in the near term. Fluctuations in interest rates and equity prices may adversely affect the value of our marketable securities.

     We do not believe there has been any material change in the market risks faced by us since the end of 1998.

                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

     (a) Exhibits

     The exhibits listed on the exhibit Index following the signature page hereof are filed herewith in response to this item.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 16, 1999                     IRI INTERNATIONAL CORPORATION

                                          By:    /s/ ROBERT L. HARGRAVE

                                            ------------------------------------
                                                     Robert L. Hargrave
                                               Chief Financial and Accounting
                                                           Officer

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
*3.1..    Form of Restated Certificate of Incorporation of IRI
          International Corporation
*3.2..    Amended and Restated Bylaws of the Company
27.1..    Financial Data Schedule (submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q)

---------------
* Exhibit incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-31157) dated September 8, 1997, as amended.