Form 10-Q
period 1999-09-30
IRI INTERNATIONAL CORP
filed 1999-11-15
CIK 1044979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the Quarterly Period Ended September 30, 1999

                        Commission File Number 001-13593

                          IRI INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                75-2044681
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                1000 LOUISIANA, SUITE 5900, HOUSTON, TEXAS 77002
               (Address of Principal Executive Offices)(Zip Code)

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

                                          Yes  X    No
                                              ---      ---

Number of shares outstanding of each class of common stock, $0.01 par value per share, at November 12, 1999:

                            39,900,000 Common Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                       September 30,            December 31,
                                                           1999                     1998
                                                       -------------            ------------
                                                        (unaudited)
                          ASSETS

Current assets:
  Cash and cash equivalents.........................   $   39,791                   37,475
  Marketable securities, at fair value (cost of
    $-0- at September 30, 1999 and $3,743 at
    December 31, 1998)..............................           --                    3,000
  Accounts receivable, less allowance for doubtful
    accounts of $2,172 at September 30, 1999 and
    $960 at December 31, 1998.......................       20,920                   29,147
  Inventories.......................................      107,601                  109,151
  Costs and estimated earnings in excess of
    billings on uncompleted contracts...............        2,187                    4,429
  Other current assets..............................        1,888                    2,381
                                                       ----------               ----------
       Total current assets.........................      172,387                  185,583
Property, plant and equipment, net..................       46,859                   49,192
Other assets........................................        3,403                    4,391
                                                       ----------               ----------
       Total liabilities............................   $  222,649                  239,166
                                                       ==========               ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..........   $   13,259                 $ 14,128
  Customer advances.................................        1,896                    3,303
  Other liabilities.................................        1,981                    3,906
                                                       ----------                 --------
      Total current liabilities.....................       17,136                   21,337

Negative goodwill, less accumulated amortization....           --                    4,026

Accrued postretirement benefits.....................        3,054                    3,148

Other long-term liabilities.........................          116                      396
                                                       ----------                 --------
      Total liabilities.............................       20,306                   28,907

Commitments and contingencies

Shareholders' equity
  Preferred stock, $1.00 par value; 25,000,000
    shares authorized, none issued..................           --                       --
  Common stock, $0.01 par value; 100,000,000
    shares authorized, 39,900,000 shares issued
    and outstanding.................................          399                      399
  Additional paid-in capital........................      168,842                  168,514
  Retained earnings.................................       34,562                   43,308
  Accumulated other comprehensive loss..............       (1,460)                  (1,962)

      Total Shareholders' equity....................      202,343                  210,259
                                                       ----------                 --------
                                                       $  222,649                 $239,166
                                                       ==========                 ========





See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 ----------------------------    ----------------------------
                                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                     1999            1998            1999            1998
                                                                 -------------   -------------   -------------   -------------
Revenues......................................................        $26,102          40,650          68,522         139,281
Cost of goods sold............................................         18,882          29,586          58,715          99,900
                                                                 -------------   -------------   -------------   -------------
          Gross profit........................................          7,220          11,064           9,807          39,381
Selling and administrative expense............................          6,173           6,991          21,132          21,170
Restructuring charge..........................................            321             429           1,779             429
                                                                 -------------   -------------   -------------   -------------
          Operating income (loss).............................            726           3,644         (13,104)         17,782
Other income (expense)
     Interest income..........................................            343             455             982           1,766
     Interest expense.........................................            (12)            (24)           (346)           (253)
     Other, net...............................................          2,551            (836)           (988)         (3,813)
                                                                 -------------   -------------   -------------   -------------
                                                                        2,882            (405)           (352)         (2,300)
                                                                 -------------   -------------   -------------   -------------
          Income (loss) before income taxes...................          3,608           3,239         (13,456)         15,482
Income taxes (benefit)........................................          1,262             440          (4,710)          2,786
                                                                 -------------   -------------   -------------   -------------
          Net income (loss)...................................        $ 2,346           2,799          (8,746)         12,696
                                                                 =============   =============   =============   =============
Basic and diluted net income (loss) per common share..........           0.06            0.07           (0.22)           0.32
                                                                 =============   =============   =============   =============
Weighted average shares outstanding...........................         39,900          39,900          39,900          39,900
                                                                 =============   =============   =============   =============





See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                                                                            Accumulated shareholders'
                                                                                 -----------------------------------------------
                                                                Additional                           Other           Equity and
                                                    Common       paid-in          Retained        Comprehensive    Comprehensive
                                                    stock        capital          earnings        income (loss)    income (loss)
                                                    ------      ----------        --------        -------------    -------------

Balances at December 31, 1998..................     $ 399        168,514           43,308             (1,962)          210,259
Other..........................................        --            328               --                 --               328
Comprehensive loss
     Net loss..................................        --             --           (8,746)                --            (8,746)
     Foreign currency translation adjustment...        --             --               --                502               502
                                                    -----        -------           ------             ------           -------
          Total comprehensive loss.............        --             --           (8,746)               502            (8,244)
                                                    -----        -------           ------             ------           -------
Balances at September 30, 1999.................     $ 399        168,842           34,562             (1,460)          202,343
                                                    =====        =======           ======             ======           =======


See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                          Nine months ended
                                                                                  -------------------------------
                                                                                  September 30,     September 30,
                                                                                      1999              1998
                                                                                  -------------     -------------
Cash flows from operating activities
   Net income (loss) ..........................................................      $(8,746)           12,696
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operations
         Depreciation and amortization ........................................        3,733             3,218
         Amortization of goodwill .............................................          940               941
         Amortization of negative goodwill ....................................       (4,026)           (4,026)
         Gain on sale of assets ...............................................          (93)               --
         Change in employee benefit accounts ..................................          (94)             (228)
         Changes in assets and liabilities, net of effects of acquisitions
            Marketable securities .............................................        3,000             8,184
            Accounts receivable ...............................................        8,227             4,435
            Inventories .......................................................        1,550           (17,813)
            Other current assets ..............................................        2,735             1,443
            Other noncurrent assets ...........................................           48               185
            Accounts payable and accrued liabilities, customer
               advances and other liabilities .................................       (3,770)           (9,926)
                                                                                     -------           -------
                  Net cash provided by (used in) operations ...................        3,504              (891)
                                                                                     -------           -------
Cash flows from investing activities
   Capital expenditures .......................................................       (1,417)          (10,558)
   Proceeds from sale of assets ...............................................          110                --
                                                                                     -------           -------
                  Net cash used in investing activities .......................       (1,307)          (10,558)
                                                                                     -------           --------
Cash flows from financing activities
   Payments on capital lease obligation .......................................         (209)             (158)
   Payments on notes payable ..................................................           --               (72)
   Other ......................................................................          328               (24)
                                                                                     -------           -------
                  Net cash provided by (used in) financing activities .........          119              (254)
                                                                                     -------           -------
Increase (decrease) in cash and cash equivalents ..............................        2,316           (11,703)

Cash and cash equivalents at beginning of period ..............................       37,475            49,473
                                                                                     -------           -------
Cash and cash equivalents at end of period ....................................      $39,791            37,770
                                                                                     =======           =======
Supplemental cash flow information
   Interest paid ..............................................................      $   346               253
                                                                                     =======           =======
   Income taxes paid ..........................................................      $   277             5,219
                                                                                     =======           =======

See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


(1)    GENERAL

       The accompanying condensed consolidated financial statements of IRI International Corporation and subsidiaries (the Company) as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation for such periods. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

       Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted herein. The interim information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)    INVENTORIES

       Inventories consist of the following at September 30, 1999 and December 31, 1998 (in thousands):

                                                                   1999                 1998
                                                                   ----                 ----
                              Raw materials                      $  40,854             46,743
                              Work-in-process                       19,764             21,241
                              Finished goods                        46,983             41,167
                                                                 ---------            -------


                                         Total                   $ 107,601            109,151
                                                                 =========            =======


       Concurrent with the implementation and testing of a new integrated manufacturing software system (the Baan system), the Company has instituted measures to reduce manufacturing cost of goods through lowering of purchasing cost, reduced workforce and higher productivity combined with an increase in the price of its goods and services initiated since December 1998. In line with these measures, the Company is also conducting a physical inventory and is reviewing and updating its standard cost of products. Any adjustments, if necessary, will be recorded in the fourth quarter of 1999.

(3)    COMMITMENTS AND CONTINGENCIES

       The Company has contract commitments with customers aggregating $25.8 million at September 30, 1999. At September 30, 1999, the Company was contingently liable for approximately $4.7 million in letters of credit which guarantee the Company's performance for payment to third parties in accordance with specified contractual terms and conditions. These letters of credit are primarily secured by the Company's cash, accounts receivable and inventory. Management does not expect any material losses to result from these off-balance-sheet instruments as it anticipates full performance on the related contracts.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(4)    NET INCOME (LOSS) PER COMMON SHARE

       Stock options outstanding at September 30, 1999 of 2,388,500 shares were not considered in the computation of net income per common share for the quarter then ended because the exercise price exceeded the average market price for the quarter. For the nine months ended September 30, 1999, there was a loss, and inclusion of option shares would be antidilutive. Stock options outstanding at September 30, 1998 of 3,886,000 shares were not considered in the computation of net income per common share for the quarter and nine months then ended because the exercise price exceeded the average market price for the respective period.

(5)    SPECIAL CHARGES AND OTHER ADJUSTMENTS

       In the third quarter of 1999, the Company continued its restructuring program in which the workforce was reduced by 20 employees in addition to the reduction of 417 employees in the first and second quarter of 1999. Expenses related to employee severance incurred in connection with the restructuring program have been reported as a restructuring charge of $321,000 for the three months ended September 30, 1999 and $1,779,000 for the nine months ended September 30, 1999.

       Included in the results of operations for the nine months ended September 30, 1999 are also second quarter 1999 charges to write off $2.1 million of pre-contract engineering and design costs incurred for a contract that did not materialize, a $2.2 million charge for contract adjustments, a $2.0 million increase in inventory excess and obsolescence reserves, an increase in trade accounts receivable reserves of $.9 million and software implementation and other charges of $.9 million.

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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


(7)      KEY SEGMENT FINANCIAL INFORMATION

       The Company operates through three business segments consisting of Oilfield Equipment, Downhole Tools and Specialty Steel. Financial information by segments for the three and nine months ended September 30, 1999 and 1998 is summarized below (in thousands):

                                            OILFIELD          DOWNHOLE        SPECIALTY       CORPORATE
                                            EQUIPMENT         PRODUCTS          STEEL         AND OTHER        TOTAL
                                            ---------         --------          -----         ---------        -----
Quarter ended September 30, 1999:
    Sales to unaffiliated customers         14,326              12,084             917          (1,225)         26,102
    Segment operating income (loss)          1,699               2,737            (103)         (3,607)            726
    Depreciation and amortization              130                  94              11             926           1,161
    Amortization of negative
      goodwill                                   -                   -               -           1,341           1,341

Quarter ended September 30, 1998:
    Sales to unaffiliated customers         19,677              17,568           3,427             (22)         40,650
    Segment operating income (loss)          3,008               3,062           1,092          (3,518)          3,644
    Depreciation and amortization              113                 118              10             805           1,046
    Amortization of negative
      goodwill                                   -                   -               -           1,341           1,341

Nine months ended September 30, 1999:
    Sales to unaffiliated customers         33,773              33,222           3,422          (1,895)         68,522
    Segment operating income (loss)         (3,791)              4,042              65         (13,420)        (13,104)
    Depreciation and amortization              387               2,273              32           1,041           3,733
    Amortization of negative
      goodwill                                   -                   -               -           4,025           4,025

Nine months ended September 30, 1998:
    Sales to unaffiliated customers         69,857              60,744           9,027            (347)        139,281
    Segment operating income (loss)         12,821              11,855           2,347          (9,241)         17,782
    Depreciation and amortization              300               1,984              25             909           3,218
    Amortization of negative
      goodwill                                   -                   -               -           4,025           4,025

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

OVERVIEW

         General

         We manufacture land-based drilling and well-servicing rigs and rig component parts for use in the domestic and international markets. The condition of the oil and gas industry and worldwide levels of exploration, development and production activity, including the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity have a substantial impact on our revenues. Exploration, development and production activity is largely dependent on the prevailing view of future oil and natural gas prices, which have been significantly volatile for the last 20 years. Oil and natural gas prices are influenced by factors affecting the supply of and demand for oil and gas, including the level of drilling activity, worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, political requirements of national governments, coordination by OPEC and the cost of producing oil and gas. Demand for our products in certain emerging market countries may be greatly influenced by their need for internal development, energy self-sufficiency or hard currency earnings rather than the conventional factors relating to the price of oil and natural gas.

         During the latter half of 1998 and the first quarter of 1999, declining oil prices coupled with the deteriorating economic conditions in Russia and other emerging markets resulted in a sharp drop in customer spending and a dramatically lower rig utilization rate worldwide. Our revenues, operating income and backlog have been adversely affected by these events and the value of our receivables and inventory may be further affected by these events. As a result of recent increases in oil prices during the second and third quarters of 1999, consumer spending and rig utilization rates have begun to increase. Although results of operations for the third quarter of 1999 reflect this increase in consumer spending, results of operations for the third quarter of 1999 and for the first nine months of 1999 are still substantially reduced from the results for comparable periods in 1998 and still reflect the adverse market conditions prevalent during the first six months of 1999. In addition, our gross margins for the first nine months of 1999 were also adversely affected by restructuring costs and other special charges of $5.6 million (after-tax) in the second quarter of 1999.

         During the first nine months of this year, we have implemented a variety of measures to consolidate our manufacturing operations in Pampa and Houston, Texas and other cost reduction programs. These actions reduced our workforce during the first nine months of 1999 by a total of 744 employees. On an ongoing basis, we will continue to consider the possibility of further consolidation and cost reduction measures but we cannot give any assurance that these or any other measures will be sufficient to offset the negative impact of the existing industry conditions.

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

Results of Segment Operations

         The following discussion of the results of operations of our oil field equipment, down hole tools and specialty steel segments does not reflect the allocation of corporate overhead and unallocated administrative expenses and amortization of goodwill and negative goodwill on an individual segment basis. Certain information that reconciles the discussion of the results of operations of the individual segments to our condensed consolidated financial statements is as follows:


                                                          -------------------------------------------------------
                                                                THREE MONTHS                       NINE MONTHS
                                                                    ENDED                              ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  -------------                    -------------
                                                             1999            1998           1999             1998
                                                             ----            ----           ----             ----
Revenues                                                                       (IN THOUSANDS)
  Oilfield equipment ..............................      $  14,326       $  19,677       $  33,773       $  69,857
  Downhole tools ..................................         12,084          17,568          33,222          60,744
  Specialty steel .................................            917           3,427           3,422           9,027
  Eliminations ....................................         (1,225)            (22)         (1,895)           (347)
                                                         ---------       ---------       ---------       ---------
    Total .........................................      $  26,102       $  40,650       $  68,522       $ 139,281
                                                         =========       =========       =========       =========
Segment operating income (loss)
  Oilfield equipment ..............................      $   1,699       $   3,008       $  (3,791)      $  12,821
  Downhole tools ..................................          2,737           3,062           4,042          11,855
  Specialty steel .................................           (103)          1,092              65           2,347
                                                         ---------       ---------       ---------       ---------
    Total .........................................          4,333           7,162             316          27,023

  Corporate overhead and unallocated administrative
    expenses ......................................         (4,315)         (4,117)        (14,726)        (11,886)
  Amortization of negative goodwill ...............          1,341           1,341           4,025           4,025
  Amortization of  goodwill .......................           (312)           (313)           (940)           (951)
  Restructuring costs .............................           (321)           (429)         (1,779)           (429)
                                                         ---------       ---------       ---------       ---------
  Operating income (loss) .........................      $     726       $   3,644       $ (13,104)      $  17,782
                                                         =========       =========       =========       =========

         Oil Field Equipment

         The economic and financial turmoil in Russia and the Asia-Pacific region together with the downward turn in oil prices during the first quarter of 1999 led to a sharp decrease in the demand for our products. Decreased sales of rig packages resulted in decreases in revenues and operating income for the third quarter of 1999 and on a year-to-date basis. Our gross margin was also lower: 15.8% for the third quarter of 1999 as compared to 19.9% for the third quarter of 1998, and (4.7%) for the first nine months of 1999, as compared to 22.6% for the first nine months of 1998. Our gross margin for the first nine months of 1999 was negatively affected by: a $2.1 million write-off for pre-contract engineering and design costs incurred for a contract that did not materialize; and a $2.2 million charge for contract adjustments, each of which occurred during the second quarter of 1999.

         Down Hole Tools

         The downward trends in the oil industries prevailing during the first quarter of 1999 had a significant negative impact on our customers' demand for fishing tools and power equipment, particularly in international markets, and, accordingly, on our revenues and operating income. As a result of decreased sales volume, our gross margin was significantly lower for the first nine months of 1999: 24.5% as compared to 29.8% for the first nine months of 1998. Our gross margin for the first nine months was also adversely affected by an increase in inventory obsolescence reserves of $2.0 million during the second quarter of 1999. However, our gross margin for the third quarter of 1999 rebounded to 33.0% as compared to 28.4% for the third quarter of 1998 as a result of decreases in indirect manufacturing costs, generated by cost-cutting initiatives.

         At the same time as the Company implemented its new integrated manufacturing software system (the Baan system), management took steps to reduce manufacturing cost of goods by reducing purchasing costs, lowering overhead through consolidations, reducing manpower and improving productivity. Together with price increases initiated by the Company as of late last year in connection with its globally recognized brand name products, these measures were aimed at improving profit margins even as revenues declined. In conjunction with these measures, the Company is also conducting a physical inventory and is reviewing and updating its standard cost of products. Any adjustments, if necessary, will be recorded in the fourth quarter of 1999.

Specialty Steel

         Reduced demand from a major customer and a general recession in industry-wide demand due to market conditions significantly impacted our revenues and operating income. Because of the loss of the business that we transacted with this major customer and the overall reduction in our sales volume, our gross margin was significantly lower: (7.7)% for the third quarter of 1999 as compared to 33.0% for the third quarter of 1998 and 4.7% for the first nine months of 1999 as compared to 27.3% for the first nine months of 1998.

         Corporate and Administrative Expenses

         The $2.8 million increase for the first nine months of 1999, as compared to the first nine months of 1998, resulted from: a net increase in the non-employee stock option accrual of $0.7 million, increased franchise taxes of $0.3 million, second quarter increases in trade account receivable reserves of $0.9 million, and incurred software implementation costs and other charges of $0.9 million. The $0.2 million increase for the third quarter of 1999 as compared to the third quarter of 1998, resulted primarily from amortization of non-employee director stock options and new system software amortization, partially offset by decreased administrative costs.

         Other Income (Loss)

         The increase in other income for the third quarter of 1999 as compared to the third quarter of 1998 was primarily the result of increased gains with respect to marketable securities in 1999 and decreased other expense. Gains on investments in marketable securities netted $2.7 million during the third quarter of 1999, as compared to losses of $0.4 million during the third quarter of 1998. Other expense decreased to $153,000 for the third quarter of 1999, as compared to $436,000 for the third quarter of 1998.

         With respect to the first nine months of 1999, as compared to the first nine months of 1998, the decrease in other losses was primarily the result of decreased losses with respect to marketable securities in 1999 and decreased other expense. Losses on investments in marketable securities netted $551,000 during the first nine months of 1999, as compared to losses of $2.4 million during the first nine months of 1998. Other expense decreased to $437,000 for the first nine months of 1999, as compared to $807,000 for the first nine months of 1998. Also, the Company incurred a special charge of $0.6 million in the second quarter of 1998 relating to expenses in connection with the Company's proposed acquisition of Hitec ASA, which terminated on April 28, 1998. There was no such charge in 1999.

         Interest income decreased by $112,000 in the third quarter of 1999 as compared to the third quarter of 1998 and by $784,000 in the first nine months of 1999 as compared to the first nine months of 1998, resulting from lower cash balances during the 1999 periods.

         Income Taxes

         We recorded a deferred tax asset of $0.8 million for the first nine months of 1999, which we believe is more likely than not to be realized by future taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, we had cash and cash equivalents and marketable securities of $39.8 million, compared to $40.5 million at December 31, 1998. Our working capital was $155.3 million compared to $164.2 million at December 31, 1998. This decrease in working capital at September 30, 1999 resulted from a decrease in marketable securities, accounts receivable, inventories, other current assets and liabilities, partially offset by an increase in cash and cash equivalents. At September 30, 1999, the ratio of our current assets to current liabilities was approximately 10.06:1.

         At September 30, 1999, approximately $5.0 million was available for letters of credit under our credit facility. At this time, we have no outstanding indebtedness other than contingent liabilities in the form of stand-by letters of credit.

         We believe that our balance sheet, significant liquidity and cash flow from operations will be sufficient to meet our short term and long term liquidity needs. We believe that any credit facilities that we may need in the future will be available on commercially acceptable terms, though there can be no assurances in this regard.

         Credit Facility

         We have a credit facility that matures on June 30, 2000 and that is available only for the issuance of letters of credit. After the initial public offering of our common stock, we reduced the commitment under our credit facility to $9.7 million.

         Our obligations under our credit facility are secured by first priority security interests in substantially all of our assets, including all personal property and material real property, the pledge by us of all of the outstanding capital stock of Cardwell and the pledge by us or Cardwell, as the case may be, of 66% of the outstanding capital stock of each of our direct and indirect foreign subsidiaries. These obligations are also guaranteed by Cardwell. Our credit facility contains certain representations and warranties, covenants and events of default customary for facilities of this type.

         Because of the decrease in our revenues and operating income over the past three quarters, we failed to comply with certain financial covenants in our credit facility. We have obtained waivers for the first and second quarters, as well as the third quarter of 1999, with respect to such financial covenants.

YEAR 2000

Our State of Readiness

         This quarter, we completed testing and remediation of our information technology systems, including our network servers, LANS, WANS, personal computers, and the domestic Enterprise Resource Planning System ("ERP") for both the Downhole Tool and Oil Field Equipment divisions. In addition, we performed requisite testing at two of IRI's international locations. Although no significant issues were discovered at these international locations, those systems are being upgraded in the ordinary course of business. These upgrades will be completed in November.

         In addition, we also completed testing and remediation of our key non-information technology systems, including manufacturing machinery that potentially contains embedded numerical technology, phones, security systems, and office equipment.

         The testing of these systems occurred from July through October, 1999. Employees and outside consultants conducted this testing. Although most of our systems and machinery were already designed, or upgraded in the ordinary course of business, to be Year 2000 compliant, we performed a series of "date testing" procedures to determine compliance. We executed business transactions while simulating the change in the millennium, and examined the results thereof. These tests were conducted with regard to: accounting (financial statements, accounts payable, accounts receivable, payroll), logistics (Materials Requirements Planning, manufacturing, distribution, invoicing), and technical (operating systems, files systems, downloads) functions. Employees verified the results of testing by (a) using the systems to see if they performed accurately, and/or (b) employing manufacturers' testing tools and test procedures.

         Although we have tested these systems, we cannot completely assure that all of our systems are Year 2000 Compliant.

Analysis of Third Party Relationships

         This quarter, we also completed an inventory of our key customers and suppliers, including utility companies, telecom suppliers and financial institutions, and an analysis of how their respective Year 2000 compliance could impact our operations. We contacted these customers and suppliers to inquire:
(a) the level of their technology risk; (b) the way in which technology affects their ability to buy/deliver goods that relate to our business; (c) their current system platforms and program status; (d) and whether they currently are performing due diligence testing. Based on the responses we received from such customers and suppliers, we believe that our key customers and suppliers do not pose a substantial risk to our operations, although we can give no assurances in this regard.

Costs to Address Year 2000 Issues

         To date, we have incurred expenses of approximately $350,000 that are directly related to our Year 2000 compliance program. We estimate our expenses relating to year 2000 issues will be no more than $400,000. This low figure can be attributed to the fact that: (a) many of our systems were already designed to be Year 2000 compliant or were upgraded to be Year 2000 compliant in the ordinary course of business; and (b) maintenance agreements with the vendors of our ERP systems included the cost of software upgrades required for those systems. We believe that the costs to complete our Year 2000 compliance program will not have a material effect on our financial position, results of operations or cash flows, although we cannot give any assurances in this regard.

Risks Associated with Year 2000 Issues

         We do not believe that we face significant Year 2000 risks because a large portion of our manufacturing equipment does not rely on embedded technology. Nonetheless, we are presently unable to determine what effect Year 2000 failures could have on us. A significant failure, however, may force us to curtail production and could prevent us from meeting customer orders on a timely basis.

Contingency Plans for Year 2000

         The Company is in the process of finalizing contingency plans. Preliminary plans have been developed around the most reasonably likely worst case scenario. We believe that we will have access to suppliers and manufacturing outsourcing services that will help overcome disruption of our services. In addition, we plan to gather data in a non-electronic format at the close of this year to ensure that data such as customer orders, machinery specifications, etc., will be available to us regardless of any potential Year 2000 problems.

CAPITAL EXPENDITURES

         Capital expenditures for nine months ended September 30, 1999 totaled approximately $1.4 million, essentially all of which was spent for the implementation of new software at the down hole tools division. We are funding capital expenditures with available cash and cash flow from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         This discussion of our exposure to market risks and our risk-management activities includes forward looking statements. These forward looking statements involve risks and uncertainties, including economic and competitive factors outside our control.

         Our primary risk exposures come from interest rate risks, foreign exchange rate risks, and equity price risks. Our exposure to interest rate risks are minimal with respect to indebtedness. We repaid substantially all our outstanding indebtedness in November 1997. However, at September 30, 1999, we had approximately $39.8 million of cash in interest bearing accounts. The rate of return on these accounts will vary with the prevailing interest rates. We do not engage in any significant interest rate swaps or other derivative activities designed to limit our exposure to changes in interest rates.

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

            At September 30, 1999, we had no marketable securities. From time to time, we purchase equitable securities for trading purposes. Fluctuations in interest rates and equity prices may adversely affect the value of our marketable securities.

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

Date: November 15, 1999                   IRI INTERNATIONAL CORPORATION

                                          By: /s/  ROBERT L. HARGRAVE
                                                --------------------------------
                                               Robert L. Hargrave
                                          Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                         DESCRIPTION

*3.1 Form of Restated Certificate of Incorporation of IRI International Corporation

*3.2           Amended and Restated Bylaws of the Company

10.3C Waiver dated as of September 7, 1999 to Credit Agreement dated as of March 31, 1997 among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and Credit Lyonnais New York Branch as Administrative Agent

27.1 Financial Data Schedule (submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q)


* Exhibit incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-31157) dated September 8, 1997, as amended.