Form 10-K
period 1999-12-31
IRI INTERNATIONAL CORP
filed 2000-03-30
CIK 1044979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM  TO

                         COMMISSION FILE NUMBER 1-13593
                         ------------------------------

                         IRI INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                               75-2044681
    -------------------------------           ----------------------
    (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)

            1000 LOUISIANA, SUITE 5900
                   HOUSTON, TEXAS                           77002
        ---------------------------------------             ----------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 651-8002

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
     ----------------------------    -----------------------------------------
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

         YES X  NO __

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.[ ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

         YES __   NO __

         AS OF MARCH 24, 2000, THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $125,001,772 BASED ON THE LAST REPORTED SALE PRICE OF THE REGISTRANT'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE.

39,900,000 SHARES OF COMMON STOCK WERE OUTSTANDING ON MARCH 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                                      NONE

ITEM 1.  BUSINESS

         IRI International Corporation (the "Company" or "we" or "us") is one of the world's largest manufacturers of land-based drilling, well-servicing rigs and rig component parts for use in the global oil and gas industry. We are principally engaged in the design, manufacture, service, sale and rental of on-shore and off-shore oil field equipment for the domestic and international markets. Our Oilfield Equipment Division designs and produces rigs to meet the special requirements of our global clientele for service in remote areas and harsh climatic conditions. Our Downhole Products Division is a major manufacturer of down hole fishing and drilling tools. It offers a complete line of oil field power equipment, including top drives, power swivels, wireline pressure control equipment and coiled tubing systems, which complement our drilling and well-servicing rigs. We also manufacture and maintain a significant inventory of replacement parts for rigs produced by us and others, enabling us to meet the needs of our customers on a timely basis. Our Specialty Steel Division produces premium alloy steel for commercial and military use and for use in manufacturing oil field equipment products.

         We market our oil field equipment primarily through our own sales force and through designated agents and distributors in every major oil and gas producing region in the world. We maintain 25 domestic and 7 international sales, parts and service centers in areas of significant drilling and production operations. Our network of service centers in the United States provides our customers with refurbishment or repair services as well as ready access to replacement parts for equipment in the field. Our worldwide sales and marketing activities are closely coordinated with and supported by a staff of engineers and design technicians. This network allows us to provide our customers with products meeting their customized design specifications.

         Our predecessor was founded in 1985 through the combination of Ingersoll-Rand Oilfield Products Company and the Ideco Division of Dresser Industries, Inc., and was later acquired by Energy Services International Ltd. in 1994 ("ESI"). We acquired the business and operations of the Bowen Tools Division (the "Bowen Acquisition") on March 31, 1997 and Cardwell International, Ltd. (the "Cardwell Acquisition") on April 17, 1997 (together, the "Acquisitions"). In October 1997, we merged with ESI, and ESI, as the surviving entity, changed its name to IRI International Corporation. In November 1997, we consummated the initial public offering of 13,800,000 shares (which included 3,900,000 shares sold by certain stockholders) of our Common Stock.

         On March 16, 2000, we announced the signing of a definitive merger agreement with National-Oilwell, Inc., (the "NOI Merger") a worldwide leader in the design, manufacture and sale of comprehensive systems and components used in oil and gas drilling and production, as well as in the provision of supply chain integration services to the upstream oil and gas industry.

         The merger agreement, unanimously approved by each company's board of directors, calls for our stockholders to receive .3385 share of National Oilwell common stock for each common share of the Company. National-Oilwell will issue approximately 14.4 million shares of its common stock for all common shares of the Company issued and outstanding and all options to purchase common shares of the Company, which options will become fully vested at closing. This transaction is expected to be accounted for as a pooling of interests and be tax-free to both companies and our stockholders.

         Holders of the majority of our outstanding shares as well as National-Oilwell's largest stockholder and its CEO have entered into voting agreements in support of the transaction. The voting agreements do not prohibit any of the shareholders from selling shares in accordance with applicable law, including SEC Rule 144, unless such sale would affect adversely the accounting and regulatory treatment of the NOI Merger as a "pooling of interests." Subject to shareholder approval, the closing of the transaction is expected to occur during the second quarter of this year.

DRILLING AND WELL-SERVICING RIGS

         Products

         We design, construct and sell a total of 48 standard models of drilling and well-servicing rigs under the IDECO(R), FRANKS(R), CARDWELL(TM) and IRI(TM) brand names. Our products include:

         -    land-based skid mounted rigs;
         -    off-shore drilling and well-servicing rigs;

         -        self-propelled drilling and well-servicing rigs;
         -        slant hole drilling rigs; and
         -        heli-rigs.

In addition to our standard models, we manufacture customized drilling and well-servicing rigs to customer specifications to accommodate, among other things, extreme weather conditions, moving systems or hook load capacities. We also design, manufacture and sell component products used in the original construction, modernization or repair of land and off-shore rigs, including masts, derricks, substructures and other components used in hoisting, power transmission, pumping and mud systems. The sale of drilling and well-servicing rigs and component parts accounted for $27.3 million (or 29.6%), $55.8 million (or 31.8%) and $74.2 million (or 40.0%) of our revenues for 1999, 1998 and 1997, respectively.

         Competition

         Our competitors in our diverse areas of manufacturing are National-Oilwell, Inc., Tulsa Industries, Inc., Hydralift A.S.A., Maritime Hydraulics U.S., Inc., Bentec GMBH, and Crown Industries Inc. We compete on the basis of price, quality, the ability to introduce new and improved products and the ability to supply and deliver products in a timely and cost effective manner.

         Backlog

         Sales of our drilling and well-servicing rigs are made almost exclusively on the basis of written purchase orders or contracts. We include in our rig backlog those orders or purchase commitments that we are reasonably certain will be consummated based on industry practice, the historical relationship between us and the customer or the financial terms of the sale, including cash advances, letters of credit or similar credit support arrangements. The total value of our rig backlog as of December 31, 1999 and 1998 was $41.0 million and $21.3 million, respectively. We cannot assure that the contracts included in our backlog will ultimately generate anticipated revenues in the period expected or otherwise.

         We attempt to mitigate the financial risks in sales to our international customers by requiring, where commercially feasible, cash advances, irrevocable letters of credit or similar credit support arrangements. As of December 31, 1999, we had received approximately $1.9 million in cash down payments and approximately $40.8 million in letters of credit or assignments of letters of credit to support customer orders.

         Customers

         Sales of drilling and well-servicing rigs are made to various customers, which change from year to year depending on the size and timing of rig purchase orders. During 1999, our largest revenue customer accounted for 33.5% of the revenues of our oil field equipment segment and our second largest revenue customer accounted for 11.5 % of the revenues of our oil field equipment segment. In 1999, we received a significant order from Surgutneftgaz, a customer based in the former Soviet Union, the majority of which order we expect to fulfill in 2000.

FISHING AND DRILLING TOOLS

         Our Downhole Products Division designs, manufactures, sells and rents fishing and drilling tools under the BOWEN(R) brand name. These include:

         -        external and internal catch fishing tools;
         -        junk catch fishing tools;
         -        milling and cutting tools;
         - accessory tools such as jars, jar intensifiers and bumper subs; and
         -        repair and remedial tools.

Fishing and drilling tool sales and rentals accounted for $36.3 million (or 39.4%), $56.7 million (or 32.4%) and $47.8 (or 25.8%) of our revenues for 1999,
1998 and 1997, respectively.

         Competition

         In the fishing and drilling tool business, like the rig manufacturing business, we compete on the basis of price, quality, the ability to introduce new and improved products and the ability to supply and deliver products in a timely and cost effective manner. Our primary competitors are Smith International, Inc. and Spring Engineers, Inc. in the manufacture of fishing tools, and Weatherford International, Inc., National-Oilwell, Inc., and Smith International, Inc. in the manufacture of drilling tools. We are the leading provider of fishing tools. We are a minor player in the drilling tool market, but we have plans to expand this part of our business.

POWER AND WIRELINE/PRESSURE CONTROL EQUIPMENT

         Power Equipment

         In addition to fishing and drilling tools, our Downhole Products Division also manufactures products for the power equipment market, including:

         - power-swivel systems used in well-servicing and drilling applications;
         -        top drives;
         -        power subs;
         -        bucking units;
         -        power tongs; and
         -        coiled tubing systems.

         The market for power equipment is very competitive. Our competitive position varies by product. We compete on the basis of product design, quality, ability to meet delivery requirements and price. Our competitors in this segment are Tesco Corporation, Canadian Rig Ltd., Maritime Hydraulics US, Inc., Varco International, Inc., King Oil Tools Inc., Stewart & Stevenson Services, Inc., and Hydra Rig.

         Wireline/Pressure Control Equipment

         We also manufacture wire line and pressure control equipment under the BOWEN(R) brand name. These products include:

         -        small blowout preventers;
         -        unions;
         -        tool traps;
         -        tool catchers;
         -        lubricator risers;
         -        control heads;
         -        stuffing boxes; and
         -        wellhead adapters.

         Like the market for power equipment, the market for pressure control equipment is very competitive. Similarly, our competitive position varies by product. We compete on the basis of product design, quality, ability to meet delivery requirements and price. Our competitors in the market include Elmar Services Ltd. and Tuboscope Inc.

         Sales and rentals of power and wireline/pressure control equipment products accounted for $6.6 million (or 7.2%), $19.5 million (or 11.1%) and $17.5 million (or 9.4%) of our revenues for 1999, 1998 and 1997, respectively.

SPECIALTY STEEL PRODUCTS

         Our Specialty Steel Division manufactures premium specialty steel forgings for commercial and military use and for use in manufacturing oil field equipment products. Specialty steel products accounted for $4.9 million (or 5.4 %), $10.4 million (or 5.9%) and $13.5 million (or 7.3%) of our revenues for 1999, 1998 and 1997, respectively.

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

         Competition

         The U.S. specialty steel market is highly competitive due primarily to the high cost of freight associated with moving small amounts of high tonnage finished goods. Competitive factors include price, delivery, quality and service. Steel ingots and billets are commodities and are extremely price competitive. Our major competitors in the specialty steel market are National Forge Company, Ellwood Group, Inc., Scot Forge Co., Erie Forge and Steel,
Inc. and FirstMiss Steel Inc.

         Customers

         The Specialty Steel Division sold 31.3% of its production for 1999 to the governmental and military sectors. Besides the governmental and military sectors, its two largest customers accounted for 20.0% and 10.3%, respectively, of its revenues for 1999. The loss of any of these customer may materially adversely affect the revenues and operating results of the Specialty Steel Division, though it will not materially adversely affect our revenues and operating results taken as a whole.

REPLACEMENT PARTS AND REFURBISHMENT

         We manufacture and maintain a significant inventory of replacement parts and replacement components. We also refurbish older rigs for our customers. We believe that these businesses will grow over the next several years because of increased worldwide rig utilization and the age of the international rig fleet, most of which were constructed prior to 1982. We believe we are well positioned to provide replacement parts and refurbishment services as a result of the large number of operating rigs manufactured under our brand names and the preference of equipment owners to obtain replacement parts and refurbishment services from the original manufacturer. Replacement parts and refurbishment services accounted for $17.0 million (or 18.5 %), $32.6 million (or 18.6%) and $32.3 million (or 17.4%) of our revenues for 1999, 1998 and 1997, respectively.

ENGINEERING AND PRODUCT DEVELOPMENT

         We maintain a staff of engineers and design technicians to:

         - design and test new products, components and systems for use in manufacturing and drilling applications;

         -        enhance the capabilities of existing products; and

         - assist our sales organization and customers with special requirements and products.

We intend to continue our research, engineering and product development programs to develop safer and more environmentally-friendly and efficient products that are complementary to our existing products and equipment. Our total engineering and product development expenses for 1999, 1998 and 1997 were $2.7 million, $3.4 million and $4.3 million, respectively. We have budgeted $3.4 million for engineering and product development expenses for 2000.

MARKETING, SALES AND DISTRIBUTION

         We market our oil field products primarily through our own sales force and through designated agents and distributors in every major oil and gas producing region in the world. Our customers include international and domestic drilling contractors and international and domestic oil and gas exploration and production companies, including foreign state-owned oil and gas enterprises. We maintain 25 domestic and 7 international sales, parts and service centers in areas of significant drilling and production operations.

         See Note 14 to the Consolidated Financial Statements for financial information related to our revenues by geographic region.

RAW MATERIALS

         We purchase our components, parts and raw materials from several commercial sources. These materials are readily available from suppliers and based on past experience, we anticipate that such materials will continue to be available, although we can give no assurances in this regard. We believe that the loss of any of our suppliers would not have a material adverse effect on our operations.

WORKING CAPITAL ITEMS

         Consistent with industry practice, we maintain significant amounts of inventory, which enables us to readily meet the demands of our customers.

INTELLECTUAL PROPERTY

         We own or have licenses to use a number of U.S. and foreign patents covering a variety of products. Although on the whole the patents are important to us, no single patent is essential to our business. In general, we depend upon product name recognition, manufacturing quality control and application of our expertise rather than patented technology in the conduct of our business. We enjoy product brand name recognition, principally through our BOWEN(R), IDECO(R), FRANKS(R), CARDWELL(TM), and IRI(TM) trademarks, and consider such trademarks to be important to our business.

EMPLOYEES

         Generally, we consider our relations with our employees to be good. As of December 31, 1999, we employed a total of 775 persons, of whom 27 were employed outside the United States. Approximately 35% of these employees were salaried and the balance were compensated on an hourly basis.

         Approximately 33% of our employees are represented by a union or are parties to a collective bargaining agreement. The collective bargaining agreement between us and our employees is effective for the period from July 1997 until July 2000, covers approximately 250 employees and contains customary provisions with respect to wages, hours and working conditions for certain production and maintenance employees in the Downhole Products Division. The collective bargaining agreement required a 4.5% wage increase in its first year, and 3% increases in its second and third years.

         Unless one of the parties to the collective bargaining agreement notifies the other party in writing, not less than 60 days prior to the expiration of the term of the agreement, of an intention to modify or terminate the agreement, the current collective bargaining agreement will be renewed in July 2000.

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

We maintain product liability and worker's compensation insurance. Although the limits of our insurance coverage against an accident are generally in accordance with industry practice, such insurance may not be adequate to protect us against liability or losses accruing from the consequences of such an incident.

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

         We have tried to reduce the impact of costs related to actual or potential environmental conditions at the Downhole Products Division facilities through our contractual arrangements with Air Liquide America Corporation ("Air Liquide"). Air Liquide and Bowen agreed to indemnify us for costs relating to environmental conditions existing at these facilities prior to our purchase of the Bowen Tools Division. We cannot assure that Air Liquide or Bowen will meet its obligations under the indemnification arrangements or that there will not be future contamination for which we might be fully liable and that may require us to incur significant costs that could have a material adverse effect on our financial condition and results of operations.

         Although we believe we are currently in substantial compliance with environmental laws and regulations, as is the case with most industrial manufacturers, we could incur significant costs related to environmental compliance in the future. Future environmental compliance may involve remediating existing conditions at our facilities or modifying our operations. These potential costs may have a material adverse effect on our financial condition and results of operations. Moreover, other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to us.

ITEM 2. PROPERTIES

         The principal offices and facilities owned or leased by us and their current uses are described in the following table:

                  FACILITY SIZE     PROPERTY SIZE
LOCATION           (SQ. FT.)         (ACRES)            TENANCY            USE
Pampa, TX          1,000,000         499                Owned              Rig and specialty
                                                                           steel manufacturing,
                                                                           administration and
                                                                           warehousing
Houston, TX          539,700          19                Owned              Drilling tool
                                                                           manufacturing,
                                                                           administration and
                                                                           warehousing
Beaumont, TX(1)      350,000          10                Owned              Rig parts sales and
                                                                           warehousing
El Dorado, KS(2)     139,912          23                Owned              Rig parts sales and
                                                                           warehousing
Houston, TX           16,249         N/A                Leased             Executive Offices
Houston, TX           50,154           2                Owned              Administration

-------------
(1)      Rig manufacturing was ceased at this facility in early 1999.
(2)      Rig manufacturing was ceased at this facility in December 1998.

         We also own or lease facilities at 32 domestic and international locations, substantially all of which are sales, service or warehouse locations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock, par value $0.01 per share (the "Common Stock") became listed on the New York Stock Exchange on November 14, 1997 under the symbol "IIR". Prior to that time there was no public market for our common stock. Our common stock closed at $9 1/16 on March 24, 2000. The following table sets forth (as reported by New York Stock Exchange) for the periods indicated the prices of the Common Stock.


FISCAL 2000                                            HIGH           LOW
-----------                                            ----           ---

1st Quarter (through March 24, 2000)                  9 7/16         3 3/8

FISCAL 1999                                            HIGH           LOW
-----------                                            ----           ---

1st Quarter                                            4 3/8          2 7/8
2nd Quarter                                            6 3/16         3 5/8
3rd Quarter                                            5 5/8          4 1/4
4th Quarter                                            4 7/8          2 15/16

FISCAL 1998                                            HIGH           LOW
-----------                                            ----           ---

1st Quarter                                            14 1/2         10
2nd Quarter                                            14 15/16       10 3/4
3rd Quarter                                            12 1/4         4  3/8
4th Quarter                                            6  3/4         2  1/2


         The number of record holders of the Common Stock as of March 24, 2000 was 90. Pursuant to our Incentive Plan, 2,586,000 shares of Common Stock are subject to outstanding options at March 24, 2000.

         We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings to provide for the continual growth and development of our business.

         During 1999, we made no sales of equity securities not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial information for the Company. The information presented for the years ended December 31, 1999, 1998 and 1997, and the year ended March 31, 1996, as well as the nine month period ended December 31, 1996, is derived from our audited consolidated financial statements. The information for the nine month period ended December 31, 1995 is derived from our unaudited consolidated financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere in this annual report.

                                                                          NINE MONTHS
                                           TWELVE MONTHS                     ENDED             YEAR ENDED
                                        ENDED DECEMBER 31,                DECEMBER 31,          MARCH 31,
                                ---------------------------------    ----------------------  ----------------
                                                                                (UNAUDITED)
                                   1999        1998       1997(1)       1996        1995           1996
                                ---------   ---------   ---------    ---------   ----------  ----------------

                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenue                         $  92,190   $ 175,045   $ 185,366    $  62,298   $  39,141    $  52,506
Cost of goods sold (2)             83,156     126,626     139,204       44,968      28,815       36,877
                                ---------   ---------   ---------    ---------   ---------    ---------
Gross profit                        9,034      48,419      46,162       17,330      10,326       15,629
Selling, general and
   administrative expense          27,831      30,526      23,543        8,220       5,400        7,990
Restructuring charge                1,779         590          --           --          --           --
                                ---------   ---------   ---------     --------   ---------    ---------
Operating income (loss)           (20,576)     17,303      22,619        9,110       4,926        7,639
Interest expense                     (363)       (360)     (8,762)        (615)         --          (47)
Other income (expense) - net        1,562      (1,278)      1,464          (20)        210          371
Income taxes                        8,472      (3,283)     (2,786)         (98)         --           --
                                ---------   ---------   ---------    ---------   ---------    ---------
Income (loss) before
   extraordinary item             (10,905)     12,382      12,535        8,377       5,136        7,963
Extraordinary charge on early
   extinguishment of debt,
   net of tax benefit                  --          --      (1,512)          --          --           --
                                ---------   ---------   ---------    ---------   ---------    ---------
Net income (loss)                 (10,905)     12,382      11,023        8,377       5,136        7,963
Weighted average shares
   outstanding                     39,900      39,900      31,275       30,000      30,000       30,000
                                ---------   ---------   ---------    ---------   ---------    ---------
Income (loss) per common share  $   (0.27)  $    0.31   $    0.35    $    0.28   $    0.17    $    0.27
                                =========   =========   =========    =========   =========    =========

                                                   DECEMBER 31,                   MARCH 31,
                                -----------------------------------------------  ----------
                                   1999        1998        1997         1996        1996
                                -----------------------------------------------  ----------
BALANCE SHEET DATA:
Working capital                 $ 149,849   $ 164,246   $ 161,890   $  38,658    $  35,461
Total assets                      217,093     239,166     251,074      58,671       46,631
Long-term debt and obligation
under capital lease less
current installments                   --         319         586         522           --
Shareholder's equity              201,300     210,259     198,406      24,903       16,526

(1) The Company acquired the business and operations of the Downhole Products Division on March 31, 1997 and Cardwell International, Ltd. on April 17, 1997.

(2) Amortization of negative goodwill decreased cost of goods sold in all periods. Negative goodwill was fully amortized as of September 30, 1999. See Notes to our Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview"

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         During the latter half of 1998 and the first quarter of 1999, declining oil prices coupled with the deteriorating economic conditions in Russia and other emerging markets resulted in a sharp drop in customer spending and a dramatically lower rig utilization rate worldwide. Our revenues, operating income and backlog have been adversely affected by these events and the value of our receivables and inventory may be further affected by these events. As a result of recent increases in oil prices during the second, third and fourth quarters of 1999, consumer spending and rig utilization rates have begun to increase. Although results of operations for the latter half of 1999 reflect this increase in consumer spending, results of operations for 1999 are still substantially reduced from the results for 1998 and still reflect the adverse market conditions prevalent during the first six months of 1999. In addition, our gross margins for 1999 were also adversely affected by restructuring costs and other special charges of $5.6 million (after-tax) in the second quarter of 1999, and an inventory valuation adjustment of $5.9 million in the fourth quarter of 1999.

         During 1999, we have implemented a variety of measures to consolidate our manufacturing operations in Pampa and Houston, Texas and other cost reduction programs. These actions reduced our workforce during 1999 by a total of 744 employees. On an ongoing basis, we will continue to consider the possibility of further consolidation and cost reduction measures but we cannot give any assurance that these or any other measures will be sufficient to offset the negative impact of the existing industry conditions.

         Foreign Exchange Transactions

         We have attempted to limit our exposure to foreign currency fluctuations. Sales denominated in foreign currencies are made only by the Downhole Products segment. With the exception of our Canadian subsidiary, we maintain our cash, cash equivalents and investments in U.S. dollar denominated accounts (except to the extent needed for local operating expenses). We have not engaged in and do not currently intend to engage in any significant hedging or currency trading transactions to compensate for adverse currency fluctuations among foreign currencies.

         Negative Goodwill

         On September 20, 1994, all of our outstanding capital stock was acquired by an affiliate of certain of our stockholders for $5.0 million in cash (the "Company Acquisition"). The Company Acquisition was recorded using the purchase method of accounting and the purchase price allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Company Acquisition. The excess of the fair value of net assets acquired over the consideration paid was applied against non-monetary assets (property, plant and equipment), reducing the balances of these assets at the date of the Company Acquisition to zero, and the remaining excess of the fair value of net assets acquired over consideration paid was recorded as negative goodwill. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of the acquisition as follows (in thousands):

           Inventories..............................................................     $   33,287
           Other current assets.....................................................          7,743
           Current liabilities......................................................         (7,372)
           Accrued retirement benefits..............................................         (1,821)
           Negative goodwill........................................................        (26,837)
                                                                                         ----------
                                                                                            $ 5,000
                                                                                         ==========

         Negative goodwill was being amortized using the straight-line method over five years ended September 19, 1999. See Note 1 to the Consolidated Financial Statements. Amortization of negative goodwill decreased cost of goods sold by $4.0 million in fiscal year ended December 31, 1999 and by $5.4 million in each of the fiscal years ended December 31, 1998 and 1997 and the year ended March 31, 1996.

RESULTS OF OPERATIONS

         In June 1997, we changed our fiscal year from a March 31 year-end to a December 31 year-end, effective with the period ended December 31, 1996, in order to harmonize the fiscal years of IRI, Cardwell and Bowen. The following discussion of the results of operations of our business units does not reflect allocation of corporate overhead expense, unallocated administrative expense or amortization of goodwill and negative goodwill. See Note 14 to our Consolidated Financial Statements for a presentation of segment information.

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

         Results of Segment Operations

         The following discussion of the results of operations of our oil field equipment, downhole products and specialty steel segments does not reflect the allocation of corporate and unallocated administrative expenses, amortization of negative goodwill and amortization of goodwill on an individual segment basis. Certain information that reconciles the discussion of the results of operations of the individual segments to our Consolidated Financial Statements is as follows:

                               THE COMPANY
-----------------------------------------------------------------------------------
                              TWELVE MONTHS
                                  ENDED
                              DECEMBER 31,
-----------------------------------------------------------------------------------
                                      1999                 1998              1997
                                  --------              --------          ---------
Revenues
  Oil field equipment...........  $ 44,365              $ 88,395          $106,529
  Downhole Products.............    42,892                76,249            65,336
  Specialty steel...............     4,933                10,401            13,501
                                  --------              --------          --------
    Total.......................  $ 92,190              $175,045          $185,366
                                  ========              ========          ========
Segment operating income (loss)
   Oil field
   equipment....................  $ (5,850)             $ 13,533          $ 15,617
   Downhole Products............     2,543                17,186            11,869
   Specialty steel..............       722                 1,668             4,503
                                  --------              --------          --------
     Total......................    (2,585)               32,387            31,989
Corporate overhead
   and unallocated
   administrative
   expenses.....................   (18,982)              (18,606)          (13,862)
Restructuring Charge............    (1,779)                 (590)               --
   Amortization of negative
     goodwill...................     4,026                 5,367             5,370
   Amortization of goodwill.....    (1,254)               (1,255)              878
                                  ---------             ---------         --------
   Operating income (loss)......  $(20,576)             $ 17,303          $ 22,619
                                  =========             ========          ========

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

         Oil Field Equipment

         The economic and financial turmoil in Russia and the Asia-Pacific region together with the downward turn in oil prices during the latter half of 1998 and the beginning of 1999 led to a sharp decrease in the demand for our products. Decreased sales of rig packages resulted in decreases in revenues and operating income for 1999. As a result of decreased revenue, our gross margin was: (6.1)% for 1999 as compared to 19.5% for 1998. In addition, our gross margin for 1999 was negatively affected by: a $3.0 million write-off for pre-contract engineering and design costs and a $1.3 million charge for contract adjustments, each of which occurred during the second quarter of 1999.

         Downhole Products

         As a result of decreased sales volume, our gross margin was significantly lower for 1999: 18.0% as compared to 33.0% for 1998. In addition, our gross margin for 1999 was adversely affected by an inventory valuation adjustment of $2.0 million during the second quarter of 1999 and $5.9 million in the fourth quarter of 1999.

         Specialty Steel

         Reduced demand caused by an industry-wide recession significantly impacted our revenues and operating income. However, our gross margins remained almost unchanged at 17.4% for 1999 versus 17.5% for 1998.

         Corporate and Administrative Expenses

         The $0.4 million increase in corporate and administrative expenses for 1999, as compared to 1998, occurred as a result of a $3.5 million increase in corporate costs offset by a $3.1 million decrease in administrative expenses. Corporate expenses increased in 1999 in the areas of professional services, promotion, and employee-related costs. The Oilfield Equipment Division experienced a net decrease in administrative expenses of $2.6 million as a result of a reduction of salaries and related expenses of $1.8 million and the reduction of other costs by $0.8 million. The Downhole Products Division decreased its expenses by $1.7 million, which resulted primarily from a reduction of its administrative staff. This decrease was offset by a $1.2 million provision for doubtful accounts recorded in the second quarter of 1999.


         Restructuring Charge

         The Company incurred a restructuring charge of $1.8 million in 1999, and $0.6 million in 1998 in connection with its restructuring program. Accordingly, the Company consolidated manufacturing operations, closing two plants in 1999, and reduced its workforce.

         Other Income (Expense)

         Other income for 1999 reflected a gain of $1.6 million compared to a loss of $1.3 million in 1998, which reflected a $0.7 million gain on investments in marketable securities in 1999, compared to a loss of $2.7 million in 1998.




         Income Taxes

         The change in the effective income tax rate to (43.7)% for 1999 from 21.0% for 1998 is attributable primarily to the 1999 net operating loss and the recognition of a deferred tax benefit of $5.3 million in 1999.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

         Oil Field Equipment

         The economic and financial turmoil in Russia and the Asia-Pacific region together with the downward turn in oil prices resulted in a decreased demand for our products. Gross margin for the fiscal year ended December 31, 1998 was 19.5%, as compared to 17.8% for the fiscal year ended December 31, 1997. This increase resulted principally from an extensive cost restructuring program and a favorable mix between manufactured equipment and buy-outs.

         Downhole Products

         The downward trend in the oil industry prevailing in the latter half of 1998 had a negative impact on our customers' demands for fishing tools and power equipment. Accordingly, our revenues for 1998 decreased compared to 1997. Gross margin for the fiscal year ended December 31, 1998 was 33.0%, as compared to 26.5% for the fiscal year ended December 31, 1997. The increase in monthly operating income and gross margin was primarily due to the full impact of price increases in the last two quarters of 1997, an increase in the amount of manufacturing overhead absorbed into inventory and management's cost-cutting initiatives.

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

         Corporate Administrative and Interest Expenses

         The increase in corporate administrative expenses was due primarily to the inclusion of corporate administrative expenses for our Downhole Products Division and Cardwell operations for the full year in 1998 as compared to only nine months for 1997. In addition, corporate administrative expenses increased as a result of the higher professional fees associated with being a public company and the implementation of new software systems. Interest expense decreased mainly because we repaid our debt with the proceeds from the initial public offering of our Common Stock.

         Restucturing Charge

         The Company incurred a restructuring charge of $0.6 million in 1998 in connection with its restructuring program.

         Other Income (Expense)

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

         Income Taxes

         The increase in the effective income tax rate to 21.0% for 1998 from 18.2% for 1997 is attributable primarily to an increase in non-deductible goodwill amortization and the change in the valuation allowance for deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If specified conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

         The Company will adopt SFAS 133 beginning January 1, 2001. The Company has not yet determined the impact that SFAS 133 will have on consolidated financial statements. Management believes that the determination will not be meaningful until closer to the date of initial adoption.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, we had cash and cash equivalents and marketable securities of $50.4 million, compared to $40.5 million at December 31, 1998. Our working capital was $149.8 million compared to $164.2 million at December 31, 1998. This decrease in working capital resulted from a decrease in accounts receivable, inventories, and other current assets, partially offset by an increase in cash and cash equivalents and marketable securities and income taxes receivable and a decrease in current liabilities.

         We believe that our balance sheet, significant liquidity and cash flow from operations will be sufficient to meet our short term and long term liquidity needs. We believe that any credit facilities that we may need in the future will be available on commercially acceptable terms, though there can be no assurances in this regard.

         Credit Facility

         The Company had a $9.7 million revolving credit facility with a maturity date of March 31, 2000. Amounts outstanding under the revolving credit facility were secured by substantially all of the assets of the Company and accrued interest at a rate per annum equal to the one, two, three or six-month LIBOR plus 2-3/4%. The revolving credit facility agreement contained provisions that restricted incurrence of indebtedness, guarantees, acquisitions, and distributions to shareholders, and required the Company to meet specified financial maintenance tests.

         On December 29, 1999, the revolving credit facility was replaced with a new $10.0 million revolving credit facility, which matures on December 28, 2000 and provides exclusively for bank guarantees and commercial and standby letters of credit. The new revolving credit facility agreement contains provisions that limit liens on accounts receivables, inventory and related general intangibles and that require the Company to meet specified financial maintenance tests. At December 31, 1999, approximately $5.9 million was available for bank guarantees and letters of credit under the new revolving credit facility. The Company had no outstanding indebtedness at December 31, 1999.

YEAR 2000

         We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues may occur with billing, payroll, or financial closings at month, quarterly, or year end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively affected if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers or suppliers.

         We expended approximately $0.5 million on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems. These efforts did not include, however, certain ERP systems upgrades, which were done in the ordinary course of business during 1998 and 1999 and which had the added benefit of resolving Year 2000 issues with respect to those systems.

CAPITAL EXPENDITURES

         Capital expenditures for 1999 totaled approximately $2.2 million, essentially all of which was spent on additions to our rental tool fleet and implementation of new software at the Downhole Products Division.

         For 2000, we have budgeted capital expenditures of $3.5 million, including amounts primarily to be used for the purchase of rental tools for the Downhole Products Division and manufacturing equipment for the Oilfield

Equipment Division. Capital expenditures are expected to be funded with available cash and cash flow from operations.

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

         Our primary risk exposures come from interest rate risks, foreign exchange rate risks, and equity price risks. Our exposure to interest rate risks are minimal with respect to indebtedness. We repaid substantially all our outstanding indebtedness in November 1997. However, at December 31, 1999, we had approximately $35.7 million of cash in interest bearing accounts. The rate of return on these accounts will vary with the prevailing interest rates. We do not engage in any significant interest rate swaps or other derivative activities designed to limit our exposure to changes in interest rates.

         Our direct exposure to foreign exchange risks is minimal. Except as discussed above in the "Management Discussion and Analysis of Financial Condition and Results of Operations" with respect to our Downhole Products Division, all of our sales are denominated in U.S. dollars. However, foreign exchange rate fluctuations may affect our revenues indirectly to the extent that a stronger U.S. dollar affects our ability to compete on the basis of price. We do not engage in any significant hedging or currency trading activities to limit our sensitivity to changes in foreign exchange rates and/or interest rates.

         At December 31, 1999, we had marketable securities of $14.7 million. From time to time, we purchase equitable securities for trading purposes. Fluctuations in interest rates and equity prices may adversely affect the value of our marketable securities.

         We do not believe there has been any material change in the market risks faced by us since the end of 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements and Exhibits, which appears on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Company, and their ages and positions with the Company as of March 30, 2000, are as follows:

NAME                                       AGE                              POSITION
----                                       ---                              --------
Hushang Ansary                              72            Chairman of the Board and Chief Executive Officer
Daniel G. Moriarty                          65            Director
Abdallah A. Andrawos                        44            Director and Secretary
Nina Ansary                                 33            Director
Frank C. Carlucci                           69            Director
Dr. Philip David                            68            Director
Robert L. Hargrave                          58            Director, Vice-Chairman of the Board of Directors, Chief
                                                          Accounting and Financial Officer
Richard D. Higginbotham                     62            Director
John D. Macomber                            72            Director
Edward L. Palmer                            82            Director
Stephen J. Solarz                           59            Director
Gary W. Stratulate                          43            Director, President and Chief Operating Officer
Alexander B. Trowbridge                     70            Director
J. Robinson West                            53            Director

     All executive officers of the Company serve at the pleasure of the Board of Directors (the "IRI Board"). Directors are elected at the Company's annual meeting of stockholders and serve for a one-year term or until their successors are elected and qualified or until their earlier resignation or removal in accordance with the Company's Restated Certificate of Incorporation and the Company's Amended and Restated Bylaws (the "Company Bylaws").

     HUSHANG ANSARY has served as Chairman of the Board of the Company since September 1994 and was elected to the additional position of Chief Executive Officer of the Company in March 1997. He has served as Chairman of SunResorts, Ltd. N.V., a resort company, since 1986 and of Parman Capital Investments Ltd., a private investment company, since 1982.

     DANIEL G. MORIARTY has been a director of the Company since 1994 and served as President and Chief Executive Officer of the Company from 1994 to April 1997, when he was elected Vice-Chairman of the Board of Directors. He resigned his position as Vice-Chairman of the Board in July 1999. He served as President of Cooper Manufacturing, a rig manufacturing division of Allied Production Corp. from 1992 to 1994 and of Smith Energy Services, an oil field services division of Allied Production Corp., from 1987 to 1992. From 1982 to 1987, Mr. Moriarty served as the President and Chief Executive Officer of Leamco Services, Inc. From 1960 to 1982, Mr. Moriarty held various positions with Halliburton Company, rising from engineer to Vice President of the Central Region.

     ABDALLAH A. ANDRAWOS has been Secretary of the Company since 1994 and a director of the Company since April 1997. Since 1989 Mr. Andrawos has served as Secretary and Chief Financial Officer of SunResorts, Ltd. N.V.

     NINA ANSARY has served as a director of the Company since April 1997. Ms. Ansary has been a Vice President of Parman Capital Investments Ltd., a private investment company, since 1994. Prior to 1994, Ms. Ansary was a student. Ms. Ansary is the daughter of Hushang Ansary and holds a masters degree in political science from Columbia University.

     FRANK C. CARLUCCI has been a director of the Company since 1994. Since 1993, Mr. Carlucci has served as Chairman and partner of The Carlyle Group, a Washington, D.C. based merchant bank, and from 1989 to 1993 served as Vice-Chairman and partner. Mr. Carlucci serves on the following corporate boards: BDM International, Mass Mutual Life Insurance Company, Kaman Corporation, Neurogen Corporation, Nortel Networks Corporation, Northern Telecom Ltd., Quaker Oats Company, SunResorts, Ltd. N.V., Texas Biotechnology Corporation, Pharmacia & Upjohn Inc. and Ashland Inc. He is also a Trustee of the Rand Corporation.

     DR. PHILIP DAVID has been a director of the Company since 1994. Dr. David is a self-employed investor. He was a consultant to Fairchild Corporation from January 1988 to June 1993 and was a Professor of Urban Studies and Planning at the Massachusetts Institute of Technology from 1971 until June 1987. Dr. David is a director of Fairchild Corporation.

     ROBERT L. HARGRAVE has been a director, Vice-Chairman of the Board of Directors and Chief Accounting and Financial Officer of the Company since July 1999. From 1995 until he came to the Company, Mr. Hargrave served as Chief Executive Officer of Stewart & Stevenson Services, Inc., a company specializing in the manufacture of engine driven power systems. He also served as its Chief Financial Officer from 1980 to 1995.

     RICHARD D. HIGGINBOTHAM has been a director of the Company since April 1997. He served as Executive Vice President --President of the Downhole Products Group from April 1997 to September 1998. From 1988 until its acquisition by Company, Mr. Higginbotham served as President of Bowen Tools, Inc.

     JOHN D. MACOMBER has been a director of the Company since 1994. Mr. Macomber has been a principal of JDM Investment Group, a private investment company, since 1992. From 1988 to 1992, he was Chairman and President of the Export-Import Bank of the United States, from 1973 to 1986 he was Chairman of the Board and Chief Executive Officer of Celanese Corp. and from 1954 to 1973 he was a managing partner of McKinsey & Co. He is also a director of The Brown Group, Lehman Brothers Holdings Inc., Pilkington Ltd., and Textron Inc. He is also a director and Vice-Chairman of The Atlantic Council of the United States and a director of the French American Foundation and the National Executive Services Corp. Mr. Macomber is a trustee of The Folger Library and a member of the Council on Foreign Relations and the Bretton Woods Committee. Mr. Macomber is Chairman of the Council for Excellence in Government and a trustee of the Carnegie Institute of Washington.

     EDWARD L. PALMER has been a director of the Company since June 1997. Mr. Palmer has been President of the Mill Neck Group Inc., a management consulting firm, since 1982, and prior thereto he served as Chairman of the Executive Committee and a director of Citicorp and Citibank, N.A. He is also a director of Commodore Applied Technologies, Inc. and SunResorts, Ltd. N.V.

     STEPHEN J. SOLARZ has been a director of the Company since 1994. Mr. Solarz has been President of Solarz Associates, an international consulting firm, since 1993. From 1975 to 1993, he was a member of the U.S. House of Representatives, where he served on the Foreign Affairs, the Merchant Marine and Fisheries, the Intelligence and the Joint Economic Committees. He is also a director of Samsonite Corp., Santa Fe International Company and First Philippine Fund Inc.

     GARY W. STRATULATE has been a director of the Company since April 1997. He has served as President and Chief Operating Officer since July 1999. From September 1998 to July 1999, he served as Executive Vice President--President of the Downhole Products Group, from April 1997 to September 1998, as the President of the Oilfield Equipment Group and from December 1994 to April 1997 as Executive Vice President of the International Division of the Company. From June 1991 to May 1994, Mr. Stratulate was the Chief Operating Officer of Dreco Energy Services Ltd., a manufacturer of oil field equipment.

     ALEXANDER B. TROWBRIDGE has been a director of the Company since 1994. Since 1990, Mr. Trowbridge has been the President of Trowbridge Partners, Inc., a management consulting firm. He was President of the National Association of Manufacturers from 1980 through 1989. He is also a director of The Gillette Company, New England Life Insurance Company, E.M. Warburg-Pincus Counsellors Fund, Rouse Company, Sun

Company, Harris Corporation, ICOS Corporation Sunoco, Inc. and SunResorts, Ltd. N.V. He is a charter trustee of Phillips Academy, Andover.

     J. ROBINSON WEST has been a director of the Company since 1994. Mr. West is Chairman of The Petroleum Finance Company, Ltd., a petroleum industry consulting firm, and served as its President from 1984 to 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that the following forms were not filed in a timely manner under Section 16(a):

     - With respect to Munawar Hidayatallah, a former director and officer of the company, a Form 4 listing two transactions that occurred in July, 1999 was filed late. In addition, a Form 4 listing one transaction that occurred in August, 1999 was filed late.

     - With respect to Robert Hargrave, a Form 3 listing a single transaction was filed late.

     - With respect to Hushang Ansary, a Form 5 listing four transactions was filed late.

Other than as noted above, the Company believes that during such fiscal year no other forms for any director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company required to be filed by Section 16(a) of the Exchange Act were filed late.

ITEM 11.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the compensation paid by the Company to the Chairman and Chief Executive Officer and each of the five other most highly compensated executive officers of the Company for the 12 months ended December 31, 1999 (collectively, the "Named Executive Officers"):

----------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
                                                 ANNUAL COMPENSATION
----------------------------------------------------------------------------------------------------------------------
                                                                                   OTHER ANNUAL          ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR      SALARY      BONUS       COMPENSATION (1)      COMPENSATION
---------------------------                    ----      ------      -----       ----------------      ------------
Hushang Ansary,
  Chairman and Chief Executive Officer         1999     $913,500     $875,000(2)       ---              $ 12,166(3)
                                               1998     $900,000       ---             ---                 ---
                                               1997       ---          ---           $17,000               ---
----------------------------------------------------------------------------------------------------------------------
Daniel G. Moriarty,
  Vice-Chairman of the Board(4)                1999      $132,113      ---           $14,500            $ 11,408(3)
                                               1998      $204,346    $100,000          ---              $ 13,800(3)
                                               1997      $202,516     $25,000        $17,000            $ 13,908(3)
----------------------------------------------------------------------------------------------------------------------
Munawar H. Hidayatallah,
  Executive Vice President and Chief
  Financial Officer(5)                         1999      $206,533    $313,300          ---              $113,056(3)(6)

                                               1998      $318,450    $200,000          ---              $ 13,800(3)
                                               1997      $316,088    $100,000         $7,000            $ 14,164(3)
----------------------------------------------------------------------------------------------------------------------
Robert L. Hargrave, Vice Chairman of the
Board and Chief Accounting and Financial
Officer (7)                                    1999      $138,904     ---              ---              $    444(8)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
                                                 ANNUAL COMPENSATION
----------------------------------------------------------------------------------------------------------------------
                                                                                   OTHER ANNUAL          ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR      SALARY      BONUS       COMPENSATION (1)      COMPENSATION
---------------------------                    ----      ------      -----       ----------------      ------------
Gary W. Stratulate,
  President and Chief Operating Officer        1999      $252,169     ---              ---              $ 13,500(3)
                                               1998      $248,442    $200,000          ---              $ 13,800(3)
                                               1997      $246,087    $125,000         $8,500            $ 14,104(3)





----------------------------------------------------------------------------------------------------------------------
Arthur C. Teichgraeber,
  Executive Vice President -- President
  of Oilfield Equipment Group(9)               1999      $150,525     ---              ---              $ 12,213(3)
                                               1998      $272,759    $100,000       $45,750(10)         $  9,074(3)
                                               1997      $207,564     $50,000        $8,500             $498,110(11)
----------------------------------------------------------------------------------------------------------------------

----------------------
 (1) Unless otherwise noted, consists of directors' and participation fees received by the Named Executive Officers prior to the Company's initial offering in November 1997 and, in the case of Mr. Moriarty's other annual compensation for 1999, directors' fees received since July 1999.

 (2) Includes $200,000, which was paid pursuant to the incentive plan approved by the Compensation Committee of the Board of Directors on July 15, 1999 and is subject to adjustment. See "-- Other Compensation Plans or Programs."

 (3) Includes premiums paid for life insurance and contributions under the Company's 401K Plan.

 (4)     Mr. Moriarty resigned from his position in July 1999.

 (5)     Mr. Hidayatallah resigned from his position in July 1999.

 (6) Includes consulting fees paid to Mr. Hidayatallah after he left the Company.

 (7) Mr. Hargrave was appointed Chief Accounting and Financial Officer and Vice-Chairman of the Board on July 15, 1999 and his annual salary for 1 reflects compensation for the period from July 15, 1999 to December 31,

 (8)     Consists of premiums paid for life insurance.

 (9)     Mr. Teichgraeber left the Company in July 1999.

 (10) Consists of educational assistance in the amount of $18,750 and housing reimbursement in the amount of $27,500.

 (11) Consists of license fees paid by Cardwell (prior to our acquisition of Cardwell) to Mr. Teichgraeber and to certain entities directly or indirectly owned by Mr. Teichgraeber.

         Shown below is further information with respect to grants of stock options pursuant to our Equity Incentive Plan during 1999 to the Named Executive
Officers:

--------------------------------------------------------------------------------------------------------------------
                                               OPTION GRANTS IN 1999
--------------------------------------------------------------------------------------------------------------------
                              NUMBER OF    % OF TOTAL
                             SECURITIES     OPTIONS                                   POTENTIAL REALIZABLE VALUE AT
                             UNDERLYING    GRANTED TO   EXERCISE                         ASSUMED ANNUAL RATES OF
                               OPTIONS     EMPLOYEES    PRICE OR                      STOCK PRICE APPRECIATION FOR
           NAME              GRANTED(1)    IN 1999(2)   BASE PRICE       EXPIRATION            OPTION TERM
-----------------------      ----------    ----------   ----------    --------------  ------------------------------
                                                                                           5% ($)          10% ($)
-----------------------      ----------    ----------   ----------    --------------  -----------        -----------
Hushang Ansary                     ---           ---         ---                 ---          ---              ---
Daniel G. Moriarty              45,000         5.10%      $3.875      March 15, 2009     $109,664         $277,909

--------------------------------------------------------------------------------------------------------------------
                                               OPTION GRANTS IN 1999
--------------------------------------------------------------------------------------------------------------------
                              NUMBER OF    % OF TOTAL
                             SECURITIES     OPTIONS                                   POTENTIAL REALIZABLE VALUE AT
                             UNDERLYING    GRANTED TO   EXERCISE                         ASSUMED ANNUAL RATES OF
                               OPTIONS     EMPLOYEES    PRICE OR                      STOCK PRICE APPRECIATION FOR
           NAME              GRANTED(1)    IN 1999(2)   BASE PRICE       EXPIRATION            OPTION TERM
-----------------------      ----------    ----------   ----------    --------------  ------------------------------
                                                                                           5% ($)          10% ($)
-----------------------      ----------    ----------   ----------    --------------  -----------        -----------
Munawar H. Hidayatallah        126,000        14.29%      $3.875      March 15, 2009     $307,058         $778,145
Robert L. Hargrave              50,000         5.67%      $5.000       July 15, 2009     $157,224         $398,436
Gary W. Stratulate              45,000         5.10%      $3.875      March 15, 2009     $109,664         $277,909
Arthur C. Teichgraeber             ---           ---         ---                 ---          ---              ---

                              --------------------

(1) The options of Messrs. Moriarty, Stratulate and Hidayatallah are immediately exercisable. The options of Mr. Hargrave become exercisable in three equal annual installments beginning on July 15, 1999 for so long as Mr. Hargrave remains in continuous employment with the Company. In addition, Mr. Hargrave's options become immediately exercisable upon his death or disability. All options granted in 1999 expire ten years from the date of grant and are subject to early expiration upon termination of employment by the optionee or upon termination of employment by the Company for cause.

(2) Calculated on the basis of an aggregate grant of 901,000 options to purchase shares of Common Stock to Named Executive Officers and employees of the Company. All options granted pursuant to our Equity Incentive Plan will vest upon certain changes in control, including the NOI Merger.

  The following table sets forth information regarding the value of the stock options granted on December 14, 1998, March 15, 1999 and July 15, 1999 to the Named Executive Officers (no stock options were exercised by any of the Named Executive Officers in 1999):

--------------------------------------------------------------------------------------------------------------------
                                        OPTION VALUES AT DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------------------
                      NAME                                                               VALUE OF UNEXERCISED
                      ----                        NUMBER OF SECURITIES UNDERLYING            IN-THE-MONEY
                                                       UNEXERCISED OPTIONS AT                 OPTIONS AT
                                                         DECEMBER 31, 1999               DECEMBER 31, 1999(1)
                                                    (EXERCISABLE/UNEXERCISABLE)       (EXERCISABLE/UNEXERCISABLE)
                                                  --------------------------------    ---------------------------

Hushang Ansary                                                     816,667/408,333              $357,292/$178,646
Daniel G. Moriarty(2)                                                85,000/20,000                 $23,125/$8,750
Munawar H. Hidayatallah(2)                                          159,333/16,667                 $30,333/$7,292
Robert L. Hargrave                                                   16,667/33,333                            ---
Gary W. Stratulate                                                   75,000/15,000                 $18,750/$6,563
Arthur C. Teichgraeber(3)                                                      ---                            ---

---------------
(1) Market price has been determined based on the NYSE closing price of the Common Stock on December 31, 1999.

(2) The forfeiture provisions of Messrs. Hidayatallah's and Moriarty's options were retroactively waived by the Board of Directors as of January 4, 2000.

(3) Mr. Teichgraeber's options were allowed to expire under an agreement with the Company after he resigned July 15, 1999.

OTHER COMPENSATION PLANS OR PROGRAMS

         The Company has a cash bonus plan pursuant to which the Company will pay to Mr. Ansary a cash bonus equal to 4% of the Company's pretax income at the end of each fiscal year and will reserve an additional 4% of the Company's pretax income at the end of each fiscal year for cash bonuses to be paid to employees of the Company upon the recommendation of the Chairman of the Board and approval thereof by the Compensation Committee of the Board of Directors.

         In addition, on July 15, 1999, the Compensation Committee of the Board of Directors approved an incentive plan for Mr. Ansary on the basis of the annualized returns on the Company's investments of its excess cash in marketable securities.


         The Company does not maintain any other compensation plans or programs that apply to the Named Executive Officers, other than 401(k) plans and the Incentive Plan described above.

DIRECTOR COMPENSATION

         Directors who are not also officers or employees of the Company are paid annual fees equal to $30,000 plus $1,000 for each Board of Directors meeting (but not committee meeting) attended.

EMPLOYMENT AGREEMENTS, SEVERANCE AGREEMENTS AND CHANGE-IN-CONTROL AGREEMENTS

         No Named Executive Officer has an employment agreement, severance agreement or change-in-control agreement with the Company or any affiliate.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 24, 2000 by (i) each person that owns beneficially more than 5% of the Common Stock, (ii) each director and Named Executive Officer (as defined) and (iii) all directors and executive officers of the Company as a group. For purposes of the table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date on which such person has the right to acquire such shares within 60 days after such given date.

                                          ADDRESS OF BENEFICIAL OWNER OF        NUMBER OF         PERCENTAGE OF
DIRECTORS AND EXECUTIVE OFFICERS          GREATER THAN 5%                      SHARES OWNED      SHARES OWNED (1)
--------------------------------          ---------------                      ------------      ----------------
Hushang Ansary                            IRI International Corporation       22,664,667(2)           54.41%
                                          1000 Louisiana, Suite 5900
                                          Houston, Texas 77002

Daniel G. Moriarty                                                              98,700(3)               *

Abdallah A. Andrawos                                                            51,666(4)               *

Nina Ansary                               IRI International Corporation        3,016,667(5)           7.24%
                                          1000 Louisiana, Suite 5900
                                          Houston, Texas 77002

Frank C. Carlucci                                                              1,060,667(5)           2.55%

                                          ADDRESS OF BENEFICIAL OWNER OF        NUMBER OF         PERCENTAGE OF
DIRECTORS AND EXECUTIVE OFFICERS          GREATER THAN 5%                      SHARES OWNED      SHARES OWNED (1)
--------------------------------          ---------------                      ------------      ----------------
Dr. Philip David                                                             1,821,667(3)(6)          4.37%

Robert L. Hargrave                                                              38,333(7)               *

Munawar H. Hidayatallah                                                       159,333(4)(8)             *

Richard D. Higginbotham                                                         15,333(9)               *

John D. Macomber                                                                16,667(4)               *

Edward L. Palmer                                                                16,667(4)               *

Stephen J. Solarz                                                               16,667(4)               *

Gary W. Stratulate                                                             113,000(10)              *

Alexander B. Trowbridge                                                         16,667(4)               *

Arthur C. Teichgraeber                                                             0(8)                 *

J. Robinson West                                                                16,667(4)               *

All directors and executive officers as
a group (16 persons)                                                        26,106,701(2)(11)         62.68%

CERTAIN OTHER HOLDERS
---------------------
Nader Ansary                              IRI International Corporation        3,000,000(2)           7.20%
                                          1000 Louisiana, Suite 5900
                                          Houston, Texas 77002

State of Wisconsin Investment Board       P.O. Box 7842                         2,306,100             5.54%
                                          121 E. Wilson Street
                                          Madison, WI 53707

*Less than 1%.

(1)      Assumes exercise of vested options.

(2) Mr. Ansary, The Ansary Family Trust, a trust controlled by Mr. Ansary for the benefit, inter alia, of members of his immediate family, and a private charitable foundation controlled by Mr. Ansary directly own in the aggregate 15,848,000 shares of Common Stock, and options to purchase 800,000 additional shares. This total number also includes 3,000,000 shares of Common Stock owned by Nina Ansary, as well as options to purchase an additional 16,667 shares, and 3,000,000 shares owned by Nader Ansary. Mr. Ansary disclaims beneficial ownership of the shares held by his son, his daughter, the Ansary Family Trust and the Ansary Foundation.

(3) This total number includes options to purchase 85,000 shares. Mr. Moriarty jointly owns 13,700 shares with his spouse.

(4)      This total amount represents options to purchase shares.

(5)      This total number includes options to purchase 16,667 shares.

(6) This total number includes 500,000 shares of Common Stock owned by Dr. David's spouse, of which he disclaims beneficial ownership. It also includes options to purchase 16,667 shares.

(7) This total number includes options to purchase 33,333 shares. Mr. Hargrave jointly owns 5,000 shares with his spouse.

(8)      This individual is no longer employed by the Company.

(9)      This total number includes options to purchase 13,333 shares.

(10)     This total number includes options to purchase 95,000 shares.

(11) This number includes options to purchase 1,370,993 shares of Common Stock granted pursuant to the Incentive Plan (as defined).

CHANGE IN CONTROL

See the discussion under Item 1 relating to the NOI Merger. The consummation of the NOI Merger will trigger a change in control at a future date, though no assurances can be given that the NOI Merger will be consummated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Carlucci, an outside director of the Company, has an oral agreement with Mr. Ansary regarding a potential contract between the Company and a Ukrainian company. If Mr. Carlucci successfully assists the Company in obtaining this contract, he will receive approximately 0.5% of the contract amount.

         Prior to the closing of the NOI Merger, Mr. Ansary has the right to assume the lease of our executive offices located at Suite 5900, 1000 Louisiana Houston, Texas. In addition, he has the right to purchase certain fixed assets, fixtures, furniture and other items located at such offices for their aggregate book value, and assume the retail automobile lease contracts for three automobiles, for a total amount of approximately $570,000.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

(a)      Consolidated Financial Statements

         See Index to Consolidated Financial Statements and Schedules which appears on page F-1 hereof.

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

                          IRI INTERNATIONAL CORPORATION

                          By: /s/ Robert L. Hargrave
                              ----------------------
                              Robert L. Hargrave, Chief Accounting and Financial Officer and Vice Chairman of the Board of Directors

                              Date: March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   SIGNATURES

                           *
-----------------------------------------------------
Hushang Ansary, Chairman of the Board and                                   Date:    March 30, 2000
   Chief Executive Officer

                           *
-----------------------------------------------------
Daniel G. Moriarty, Director                                                Date:    March 30, 2000

/s/ Robert L. Hargrave
-----------------------------------------------------
Robert L. Hargrave, Vice Chairman of the Board,                             Date:    March 30, 2000
and Chief Accounting and Financial Officer

                           *
-----------------------------------------------------
Abdallah Andrawos, Secretary and Director                                   Date:    March 30, 2000

                           *
-----------------------------------------------------
Gary W. Stratulate, President, Chief Operating                              Date:    March 30, 2000
   Officer and Director

                           *
-----------------------------------------------------
Richard D. Higginbotham, Director                                           Date:    March 30, 2000

                           *
-----------------------------------------------------
Nina Ansary, Director                                                       Date:    March 30, 2000

                           *
-----------------------------------------------------
Frank C. Carlucci, Director                                                 Date:    March 30, 2000

                           *
-----------------------------------------------------
Dr. Philip David, Director                                                  Date:    March 30, 2000

                           *
-----------------------------------------------------
John D. Macomber, Director                                                  Date:    March 30, 2000

                           *
-----------------------------------------------------
Edward L. Palmer, Director                                                  Date:    March 30, 2000

                           *
-----------------------------------------------------
Stephen J. Solarz, Director                                                 Date:    March 30, 2000

                           *
-----------------------------------------------------
Alexander B. Trowbridge, Director                                           Date:    March 30, 2000

                           *
-----------------------------------------------------
J. Robinson West, Director                                                  Date:    March 30, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NO.               DESCRIPTION
--------------------------------------------------------------------------------------------------------
*3.1              Form of Restated Certificate of Incorporation of IRI International Corporation.

*3.2              Certificate of Ownership and Merger of ESI with the Company filed on October 14, 1997.

*3.3              Amended and Restated By-Laws of the Company.

*4.2              Form of Registration Rights Agreement between the Company and its current stockholders.

*10.1             Form of Indemnification Agreement among the Company and its officers and directors.

*10.2             Employment Agreement, dated as of April 17, 1997, between Cardwell and A.C. Teichgraeber and joined by the Company.

10.3              Credit Agreement, dated as of December 29, 1999, among the Company and Bank One, Texas, N.A.

*10.5             Asset Purchase Agreement, dated as of January 20, 1997, by and among Bowen Tools,
                  Inc.-Delaware, Bowen, Air Liquide and the Company.

*10.6             Acquisition Agreement, dated as of March 20, 1997, by and among A.C. Teichgraeber,
                  Teichgraeber Family Limited Partnership, L.P., Arthur C. Teichgraeber Charitable Remainder
                  Trust, Greenwood Pipe and Threading Company, EDCO Drilling Company Inc. and the Company.

*10.7             Equity Incentive Plan of the Company.

*10.8             Form of Nonqualified Stock Option Agreement.

*10.9             Collective Bargaining Agreement dated as of July 8, 1997 between Bowen and General Drivers,
                  Warehousemen, Helpers, Production Maintenance and Service Employees, Local Union No. 968.

*21               List of Subsidiaries of the Company.

23.1              Consent of KPMG LLP.

24                Excerpts from Minutes of Board Meeting held on March 14, 2000 relating to Power of Attorney for Robert L. Hargrave.

27.1              Financial Data Schedule of the Company.

*                 Exhibit incorporated herein by reference to the Registrant's registration statement on Form S-1
                  (Registration No. 333-31157) dated September 8, 1997, as amended.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Independent Auditors' Report...................................................................................F-2

Consolidated Balance Sheets -- December 31, 1999 and 1998......................................................F-3

Consolidated Statements of Operations -- Years ended December 31, 1999, 1998 and 1997..........................F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income -- Years ended December 31, 1999,
1998, and 1997.................................................................................................F-5

Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997..........................F-6

Notes to Consolidated Financial Statements.....................................................................F-7

         All schedules are omitted as the required information is applicable or presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of IRI International Corporation:

We have audited the accompanying consolidated balance sheets of IRI International Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRI International Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Houston, Texas
March 8, 2000

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                  ASSETS                                                   December 31,
                                                                                -------------------------------
                                                                                   1999                  1998
                                                                                ----------            ---------
Current assets:
 Cash and cash equivalents                                                      $  35,688             $  37,475
 Marketable securities, at fair value (cost of $13,437 at
  December 31, 1999 and $3,743 at December 31, 1998)                               14,686                 3,000
 Accounts receivable, less allowance for doubtful accounts of $1,740 at
  December 31, 1999 and $960 at December 31, 1998                                  14,476                29,147
 Income tax receivable                                                              2,717                     -
 Inventories                                                                       92,572               109,151
 Costs and estimated earnings in excess of billings on uncompleted
  contracts                                                                         1,400                 4,429
 Deferred income tax assets                                                         1,388                     -
 Other current assets                                                               1,242                 2,381
                                                                                 ---------             --------
     Total current assets                                                         164,169               185,583

 Property, plant and equipment, net                                                45,697                49,192
 Deferred income tax assets                                                         3,945                     -
 Other assets                                                                       3,282                 4,391
                                                                                 ---------             --------
                                                                                $ 217,093             $ 239,166
                                                                                 =========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                                                                  $       1             $      16
 Accounts payable                                                                   5,256                 8,094
 Accrued liabilities                                                                4,332                 6,018
 Customer advances                                                                  1,938                 3,303
 Foreign income tax payable                                                           996                     -
 Other liabilities                                                                  1,498                 3,644
 Current installments of obligation under capital lease                               299                   262
                                                                                 ---------             --------
     Total current liabilities                                                     14,320                21,337

Negative goodwill, less accumulated amortization                                        -                 4,026
Obligation under capital lease, less current installments                               -                   319
Accrued postretirement benefits other than pensions                                 1,427                 1,562
Pension liability                                                                       -                 1,586
Other long-term liabilities                                                            46                    77
                                                                                 ---------             --------
     Total liabilities                                                             15,793                28,907
                                                                                 ---------             --------
Shareholders' equity
 Preferred stock, $1.00 par value; 25,000,000 shares authorized, none issued            -                     -
 Common stock, $0.01 par value; 100,000,000 shares authorized, 39,900,000
  shares issued and outstanding in 1999 and 1998                                      399                   399
 Additional paid-in capital                                                       168,884               168,514
 Retained earnings                                                                 32,403                43,308
 Accumulated other comprehensive loss                                                (386)               (1,962)
                                                                                 ---------             --------
     Total shareholders' equity                                                   201,300               210,259

     Commitments and contingencies
                                                                                 ---------             --------
                                                                                $ 217,093             $ 239,166
                                                                                 =========             ========

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                                           Years ended December 31,
                                                      -----------------------------------------------------------
                                                         1999                     1998                     1997
                                                      ---------               -----------              -----------
Revenues                                              $ 92,190                 $ 175,045                $ 185,366
Cost of goods sold                                      83,156                   126,626                  139,204
                                                      ---------               -----------              -----------
   Gross profit                                          9,034                    48,419                   46,162

Selling and administrative expense                      27,831                    30,526                   23,543
Restructuring charge                                     1,779                       590                        -
                                                      ---------               -----------              -----------
   Operating income (loss)                             (20,576)                   17,303                   22,619
                                                      ---------               -----------              -----------
Other income (expense):
 Interest income                                         1,539                     2,213                      746
 Interest expense                                         (363)                     (360)                  (8,762)
 Other, net                                                 23                    (3,491)                     718
                                                      ---------               -----------              -----------
                                                         1,199                    (1,638)                  (7,298)
                                                      ---------               -----------              -----------
   Income (loss) before income taxes
      and extraordinary item                           (19,377)                   15,665                   15,321

Income tax (expense) benefit                             8,472                    (3,283)                  (2,786)
                                                      ---------               -----------              -----------
   Income (loss) before extraordinary item             (10,905)                   12,382                   12,535

Extraordinary item - extinguishment of debt
 (net of tax benefit of $841)                                -                         -                   (1,512)
                                                      ---------               -----------              -----------
   Net income (loss)                                  $(10,905)                $  12,382                $  11,023
                                                      =========               ===========              ===========
Income (loss) per common share - basic
 and diluted:
  Income (loss) before extraordinary item                (0.27)                $    0.31                $    0.40
  Extraordinary item                                         -                         -                    (0.05)
                                                      ---------               -----------              -----------
   Net income (loss) per common share -
       basic and diluted                              $  (0.27)                $    0.31                $    0.35
                                                      =========               ===========              ===========
Weighted-average shares outstanding -
 basic and diluted                                      39,900                    39,900                   31,275
                                                      =========               ===========              ===========

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                 (In thousands)

                                                                 Common                               Accumulated
                                                                  stock      Additional                  other           Total
                                           Preferred   Common   $0.01 par     paid-in     Retained   comprehensive   shareholders'
                                             shares    shares     value       capital     earnings   income (loss)      equity
                                           ---------   ------   ---------   -----------  ---------   -------------   -------------
Balances at December 31, 1996                      -   30,000      $ 300    $   4,700    $  19,903       $      -      $  24,903
 Initial public offering, net of costs             -    9,900         99      163,838            -              -        163,937
 Comprehensive income:
  Net income                                       -        -          -            -       11,023              -         11,023
  Change in minimum pension liability
   adjustment                                      -        -          -            -            -         (1,457)        (1,457)
                                           ---------   ------   ---------   -----------  ---------   -------------   -------------
 Total comprehensive income                                                                                                9,566
                                           ---------   ------   ---------   ----------   ---------   -------------   ------------
Balances at December 31, 1997                      -   39,900        399      168,538       30,926         (1,457)       198,406
 Other                                             -        -          -          (24)           -              -            (24)
 Comprehensive income:
  Net income                                       -        -          -            -       12,382              -         12,382
  Change in minimum pension liability
   adjustment                                      -        -          -            -            -           (531)          (531)
  Foreign currency translation adjustment          -        -          -            -            -             26             26
                                           ---------   ------   ---------   -----------  ---------   -------------   -------------
 Total comprehensive income                                                                                               11,877
                                           ---------   ------   ---------   ----------   ---------   -------------   ------------
Balance at December 31, 1998                       -   39,900        399      168,514       43,308         (1,962)       210,259
 Other                                             -        -          -          370            -              -            370
 Comprehensive loss:
  Net loss                                         -        -          -            -      (10,905)             -        (10,905)
  Change in minimum pension liability
   adjustment                                      -        -          -            -            -          1,988          1,988
  Foreign currency translation adjustment          -        -          -            -            -           (412)          (412)
                                           ---------   ------   ---------   -----------  ---------   -------------   -------------
 Total comprehensive loss                                                                                                 (9,329)
                                           ---------   ------   ---------   ----------   ---------   -------------   ------------
Balance at December 31, 1999                       -   39,900      $ 399    $ 168,884    $  32,403       $   (386)     $ 201,300
                                           =========   ======   =========   ==========   =========   =============   ============

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                   Years ended December 31,
                                                                            ----------------------------------------
                                                                               1999             1998          1997
                                                                            -----------      ---------     ---------
Cash flows from operating activities:
 Net income (loss)                                                          $  (10,905)      $ 12,382      $ 11,023
 Adjustments to reconcile net income to net cash
   provided by operations:
   Extraordinary item - extinguishment of debt                                       -             -          1,512
   Depreciation and amortization                                                 5,069          4,032         4,871
   Amortization of goodwill                                                      1,254          1,255           880
   Amortization of negative goodwill                                            (4,026)        (5,367)       (5,367)
   Change in employee benefit accounts                                          (1,942)           728           129
   Stock option compensation expense                                               370            499            -
   Deferred income tax                                                          (5,333)            -             -
   Gain on sale of assets                                                           (2)            -          (372)
   Changes in assets and liabilities, net of effects of acquisitions:
          Marketable securities                                                (11,686)         5,218        (8,218)
          Accounts receivable                                                   14,671          3,983       (14,772)
          Income tax receivable                                                 (2,717)            -             -
          Inventories                                                           16,579         (8,250)      (21,058)
          Other current assets                                                   4,168          3,487        (6,918)
          Other noncurrent assets                                                   76            190          (113)
          Accounts payable and accrued liabilities                              (4,524)       (13,685)       17,682
          Foreign income tax payable                                               996             -             -
          Customer advances and other liabilities                               (1,981)        (5,631)          593
                                                                            -----------      ---------     ---------
          Net cash flows provided by (used in) operations                           67         (1,159)      (20,128)
                                                                            -----------      ---------     ---------
Cash flows from investing activities:
 Capital expenditures                                                           (2,178)       (10,005)       (5,755)
 Proceeds from sale of assets                                                      606              -           523
 Acquisition of Bowen net assets, net of cash acquired                               -              -       (77,693)
 Acquisition of Cardwell net assets, net of cash acquired                            -              -       (12,574)
                                                                            -----------      ---------     ---------
         Net cash flows provided by (used in) investing activities               (1,572)       (10,005)      (95,499)
                                                                            -----------      ---------     ---------
Cash flows from financing activities:
 Payments on capital lease obligation                                              (282)          (226)         (312)
 Proceeds from notes payable                                                         -              -        113,482
 Debt issuance costs                                                                 -              -         (3,971)
 Payments on notes payable                                                           -             (85)      116,671)
 Issuance of common stock                                                            -              -        163,937
 Other                                                                               -            (523)           -
                                                                            -----------      ---------     ---------
         Net cash flows provided by (used in) financing activities                 (282)          (834)      156,465
                                                                            -----------      ---------     ---------
Increase (decrease) in cash and cash equivalents                                 (1,787)       (11,998)       40,838

Cash and cash equivalents at beginning of year                                   37,475         49,473         8,635
                                                                            -----------      ---------     ---------
         Cash and cash equivalents at end of year                           $    35,688      $  37,475     $  49,473
                                                                            -----------      ---------     ---------
Supplemental cash flow information:
 Interest paid                                                              $       363      $     360     $   8,762
                                                                            ===========      =========     =========
 Income tax paid (refunded)                                                 $   (1,656)      $   5,219     $     158
                                                                            ===========      =========     =========

          See accompanying notes to consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      GENERAL

         IRI International Corporation (IRI or Company), a Delaware corporation, was formed on July 30, 1985, through the combination of Ingersol-Rand Oilfield Products Company, a wholly-owned subsidiary of Ingersoll-Rand Company, established August 1, 1980, and the Ideco Division of Dresser Industries, Inc. On November 19, 1997, the Company sold 9.9 million shares of its common stock through an initial public offering (IPO). Net proceeds totaled approximately $163.9 million and were used partially to repay debt incurred in connection with the acquisitions (see notes 3 and 6).

         The Company manufactures and sells a full line of oil and gas mobile well servicing and drilling rigs, deep oil and gas skid-mounted drilling rigs, associated drilling equipment (Oilfield Equipment), and specialty steel products (Specialty Steel). The Company also manufactures and markets fishing and drilling tools, power and wireline/pressure control equipment used in the drilling and completion of oil and gas wells. Raw materials are readily available and the Company is not dependent upon a single or a few suppliers.

         On September 20, 1994, all of the outstanding common and preferred stock of IRI was acquired by Energy Services International (ESI) for cash of $5 million. The acquisition has been recorded using the purchase method of accounting and the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the fair value of net assets acquired over consideration paid was applied against nonmonentary assets (property, plant and equipment) reducing the balances at the acquisition date to zero. The remaining excess of the fair value of net assets acquired over consideration paid of $26.8 million was recorded as negative goodwill and was being amortized using the straight-line method over 5 years. Negative goodwill amortization of $4.0 million for the year ended December 31, 1999 and $5.4 million for each of the years ended December 31, 1998 and 1997, is included in cost of goods sold in the accompanying consolidated statements of operations.

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

         (b)      STATEMENTS OF CASH FLOWS

                  Cash equivalents of $35,700,000 and $37,500,000 at December 31, 1999 and 1998, respectively, consisted of interest-bearing cash deposits. For purposes of the statement of cash flows, the Company considers all cash and short-term highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                  During the years ended December 31, 1999, 1998 and 1997, the Company entered into capital lease obligations of $-0-, $-0-and $309,000, respectively.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

         (c)      MARKETABLE SECURITIES

                  Marketable securities at December 31, 1999 and 1998 consist of corporate equity securities. The Company classifies its equity securities as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized holding gains (losses) of $1,249,000 and $(743,000) are included in other income for the years ended December 31, 1999 and 1998, respectively.

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

                  Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

                  Costs and estimated earnings in excess of billing on uncompleted contracts represent revenues earned under the percentage-of-completion method but not yet billable under the terms of the contract. Amounts are billable under contracts generally upon shipment of the products or completion of the contracts. Included in revenues and cost of goods sold for the year ended December 31, 1999 are $4,812,000 and $3,412,000, respectively, related to uncompleted contracts ($1,400,000, net) at December 31, 1999. Included in revenues and cost of goods sold for the year ended December 31, 1998 are $14,218,000 and $9,789,0000, respectively, related to uncompleted contracts ($4,429,000 net) at December 31, 1998.

         (h)      INCOME (LOSS) PER COMMON SHARE

                  Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years and quarters presented herein, basic and diluted income (loss) per common share are the same. Options outstanding at December 31, 1998 and 1997 are antidilutive as the exercise price is greater than the average market price during 1998 and 1997, respectively. Options outstanding at December 31, 1999 are antidilutive due to the net loss incurred during the year.

                  Securities excluded from the computation of diluted income per common share for 1999 that could be potentially dilutive in the future consist of options to purchase 2,426,000 shares of common stock at December 31, 1999.

         (i)      FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

                  The Company invests its excess cash in financial instruments, primarily overnight investments and money market mutual funds. These financial instruments could potentially subject the Company to concentrations of credit risk; however, the Company's management considers the financial stability and creditworthiness of a financial institution before investing the Company's funds. The carrying amounts of the financial instruments in the accompanying financial statements (cash, accounts receivable and payables) approximate fair value because of the short maturities of these instruments. The capital lease obligation bears interest at rates that approximate market rates, thus the carrying amount approximates estimated fair value.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

         (k)      COMPREHENSIVE INCOME

                  On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholder's equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statement information has been reclassified to conform to the requirements of SFAS No. 130.

         (l)      RECENT ACCOUNTING PRONOUNCEMENTS

                  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If specified conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

                  The Company will adopt SFAS 133 beginning January 1, 2001. The Company has not yet determined the impact that SFAS 133 will have on the financial statements. Management believes that the determination will not be meaningful until closer to the date of initial adoption.

         (m)      RECLASSIFICATIONS

                  Certain prior year amounts were reclassified to conform with current year presentation.

(3)      ACQUISITIONS

         On March 31, 1997, the Company acquired certain assets and assumed liabilities of Bowen Tools, Inc. (Bowen), a wholly-owned subsidiary of the French chemical concern L'Air Liquide, for a total consideration of $75.1 million. On April 17, 1997, the Company also acquired the stock of Cardwell International Ltd. (Cardwell), a privately owned company, as well as certain assets held by affiliates of Cardwell for approximately $12 million in cash at closing and partial payment ($3 million) of a note payable to bank. In addition the Company incurred approximately $3.2 million ($2.6 million for Bowen and $.6 million for Cardwell) of transaction costs in connection with the acquisitions. The acquisitions were financed through a $65 million senior secured term loan facility and $31 million of interim senior subordinated increasing rate notes. The notes outstanding under the term loan facility and the senior subordinated increasing rate notes were repaid with the proceeds from the Company's equity offering (see note 1).

         Bowen, headquartered in Houston, Texas, designs, manufactures and markets fishing and drilling tools, power and wireline/pressure control equipment used in the drilling and completion of oil and gas wells. Cardwell, headquartered in El Dorado, Kansas, manufactures and sells drilling rigs, related oilfield equipment and supplies predominantly to foreign countries.

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

                Current assets                              $        57,389
                Property, plant and equipment                        37,647
                Excess of cost over fair value of net
                    tangible assets of businesses
                    acquired                                          6,096
                Other assets                                            812
                Current liabilities                                 (11,677)
                                                              -----------------
                          Total                             $        90,267
                                                              =================

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

         The excess of consideration given over the fair value of the net tangible assets acquired of $6,096,000 is being amortized over five years using the straight-line method.

(4)      INVENTORIES

         A summary of inventories follows (in thousands):

                                                                    DECEMBER 31,       DECEMBER 31,
                                                                        1999               1998
                                                                  -----------------  ------------------

                Raw materials and supplies                        $          35,524   $          46,743
                Work in process                                              13,929              21,241
                Finished goods                                               43,119              41,167
                                                                  -----------------  ------------------

                      Total                                       $          92,572   $         109,151
                                                                  =================  ==================


(5)      PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment follows (in thousands):

                                                                    DECEMBER 31,      DECEMBER 31,
                                                                        1999              1998
                                                                  ----------------- ------------------

                Land and land improvements                        $           2,823  $           2,910
                Buildings                                                     8,169              7,731
                Machinery and equipment                                      48,041             46,965
                                                                  ----------------- ------------------
                                                                             59,033             57,606
                Less accumulated depreciation                               (13,336)            (8,414)
                                                                  ----------------- ------------------

                      Property, plant and equipment, net          $          45,697  $          49,192
                                                                  ================= ==================


         Machinery and equipment includes capitalized lease assets of $1,119,000 at December 31, 1999 and 1998.

(6)      NOTES PAYABLE

         In connection with the acquisitions described in note 3, the Company entered into a $65.0 million senior secured term loan facility due in quarterly installments beginning June 30, 1997 through March 31, 2002 and a $31.0 million interim senior subordinated increasing rate note due March 31, 1998. Amounts outstanding under these notes were repaid with proceeds from the Company's initial public offering in November 1997. The extinguishment of this debt resulted in an extraordinary charge of $1,512,000 consisting of unamortized financing costs of $2,353,000 and income tax benefit of $841,000.

         The Company had a $9.7 million revolving credit facility with a maturity date of March 31, 2000. Amounts outstanding under the revolving credit facility were secured by substantially all of the assets of the Company and accrued interest at a rate per annum equal to the one, two, three or six-month LIBOR plus 2-3/4%. The revolving credit facility agreement contained provisions, among others, that restricted incurrence of indebtedness, guarantees, acquisitions, and distributions to shareholders, and required the Company to meet specified financial maintenance tests.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

         On December 29, 1999, the revolving credit facility was replaced with a new $10.0 million revolving credit facility, which matures on December 28, 2000 and provides exclusively for bank guarantees and commercial and standby letters of credit. The new revolving credit facility agreement contains provisions, among others, that limit liens on accounts receivables, inventory and related general intangibles and that require the Company to meet specified financial maintenance tests. At December 31, 1999, approximately $5.9 million was available for bank guarantees and letters of credit under the new revolving credit facility. The Company had no outstanding indebtedness at December 31, 1999.

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

(8)      COMPREHENSIVE INCOME (LOSS)

         The accumulated balances for each classification of comprehensive income (loss) are as follows (in thousands):

                                                                          ACCUMULATED
                                    FOREIGN           MINIMUM                OTHER
                                   CURRENCY           PENSION            COMPREHENSIVE
                                     ITEMS           LIABILITY           INCOME (LOSS)
                               ------------------ -----------------  -----------------------

   Beginning balance         $             26     $       (1,988)    $        (1,962)
   Current period change                 (412)             1,988               1,576
                               ------------------ ----------------   -----------------------

   Ending balance            $           (386)    $            -     $          (386)
                               ================== =================  =======================


(9)      STOCK OPTIONS

         Prior to its initial public stock offering, the Company granted its Directors and certain of its officers and employees an aggregate of 1,933,000 options to purchase shares of common stock. Directors not employed by the Company received options to purchase an aggregate of 160,000 shares of common stock having an exercise price equal to the initial public offering price. The options granted to Directors not employed by the Company vest as to one-half of the option shares on the effective date of the Offering and as to a further one-quarter of the option shares on the first and second anniversaries of the effective date of the Offering. Certain executive officers and employees

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES received options to purchase an aggregate of 1,773,000 shares of common stock having an exercise price equal to the greater of the initial public offering price and the fair market value of the option shares on the date such options vest. The options granted to certain executive officers and employees generally vest as to one-third of the option shares upon the effective date of the Offering and as to a further one-third of the option shares on the first and second anniversaries of the effective date of the Offering. During 1998, the Company cancelled 1,931,000 outstanding stock options and granted 1,645,000 new options with an exercise price equal to the fair market value of the common stock at grant date. During 1999, the Company granted an aggregate of 901,000 options with an exercise price equal to the fair market value of the common stock at grant date to certain executive officers and employees. In addition, 70,000 options were forfeited by employees that terminated their employment with the Company.

       A summary of the status of the Company's fixed stock option plan as of December 31, 1999 and 1998 and changes during the years then ended is presented below:

                                                                                              WEIGHTED
                                                                       SHARES                  AVERAGE
                            FIXED OPTIONS                              (000)               EXERCISE PRICE
          --------------------------------------------------        --------------      ---------------------
          Outstanding at December 31, 1996                                      -      $            -
          Granted                                                           1,933               18.00
          Forfeited                                                            (2)              18.00
                                                                    --------------      ---------------------

          Outstanding at December 31, 1997                                  1,931               18.00

          Granted                                                           1,645                3.56
          Cancelled                                                        (1,931)             (18.00)
                                                                    --------------      ---------------------

          Outstanding at December 31, 1998                                  1,645                3.56

          Granted                                                             901                3.97
          Forfeited                                                           (70)              (3.56)
                                                                    ==============      =====================

          Outstanding at December 31, 1999                                  2,476      $         3.71
                                                                    ==============      =====================

          Options exercisable at December 31, 1999                          1,526      $         3.66
                                                                    ==============      =====================

          Weighted average fair value of
               options granted during 1999                                             $         3.97
                                                                                        =====================


         The weighted average remaining contracted life of stock options at December 31, 1999 was approximately nine years.

         The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for stock options granted to employees. Compensation expense is recorded for options granted to nonemployee directors based on the estimated fair value of the options on the date of grant. The compensation cost that has been charged against income for nonemployee director options granted was $370,000 and $499,000 for the years ended December 31, 1999 and 1998, respectively. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards to employees under the Plan consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per common share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):


                                                      1999                 1998                 1997
                                                -----------------    -----------------    ------------------
       Net income (loss):

           As reported                        $        (10,905)    $         12,382     $          11,023
                                                =================    =================    ==================

           Pro forma                          $        (12,627)    $         11,199     $           7,216
                                                =================    =================    ==================

       Basic and diluted income (loss)
         per common share:
             As reported                      $         (0.27)     $           0.31     $           0.35
                                                =================    =================    ==================

             Pro forma                        $         (0.32)     $           0.28     $           0.23
                                                =================    =================    ==================

         The fair value of each option grant is estimated on the date granted using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      1999               1998              1997
                                                -----------------  ----------------- ------------------
       Expected life (years)                           5                  5                 3.3
       Risk-free interest rate                         6.34%              4.42%             6.20%
       Volatility                                     70.00%             70.00%            30.00%
       Dividend yield                                  0.00%              0.00%             0.00%

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

(10)     INCOME TAXES

         Income tax expense (benefit) attributable to income (loss) before extraordinary item consists of the following (in thousands):

                                                                       YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------
                                                              1999                1998               1997
                                                        -----------------    ----------------    --------------
             Current:

                 U. S. Federal                       $         (3,539)    $           2,609   $         1,965
                 State                                              -                   425               312
                 Foreign                                          400                   249               509
                                                        -----------------    ----------------    --------------

                                                               (3,139)                3,283             2,786
                                                        -----------------    ----------------    --------------
             Deferred:

                 U. S. Federal                                 (5,333)                    -                 -
                 State                                              -                     -                 -
                 Foreign                                            -                     -                 -
                                                        -----------------    ----------------    --------------

                                                               (5,333)                    -                 -
                                                        -----------------    ----------------    --------------

                     Total income tax expense
                       (benefit)                     $         (8,472)    $           3,283   $         2,786
                                                        -----------------    ----------------    --------------

         Income tax expense (benefit) differs from the amount computed by applying the statutory rate of 35% to income (loss) before income taxes as follows (in thousands):


                                                         YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                            1999                1998                   1997
                                       ----------------    ----------------    ---------------------

Computed "expected" tax
     expense (benefit)              $        (6,782)    $        5,483      $            5,362
Change in the valuation
     allowance                               (1,029)              (998)                 (1,291)
Amortization of negative
     goodwill                                (1,409)            (1,879)                 (1,879)
Amortization of goodwill                        439                442                     308
State income taxes, net of
    federal benefit                               -                276                     203
Foreign taxes and other                         309                (41)                     83
                                       ----------------    ----------------    ---------------------

                                    $        (8,472)    $        3,283      $            2,786
                                       ----------------    ----------------    ---------------------

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of the deferred federal income tax assets and liabilities as of December 31, 1999 and 1998, are as follows (in thousands):

                                                                                   DECEMBER 31,
                                                                  -----------------------------------------------
                                                                           1999                    1998
                                                                  ---------------------   -----------------------
         Deferred income tax assets:
             Capital loss carryforward                         $               841         $          690
             Basis in inventories                                            3,758                  4,201
             Unrealized loss on marketable equity securities                     -                    260
             Employee benefits                                               1,002                  1,102
             Net operating loss carryforwards                                8,145                  1,050
             Other, principally accrued liabilities                            249                    378
                                                                  ---------------------    ---------------------

                   Total gross deferred income tax assets                   13,995                  7,681

             Less valuation allowance                                        2,351                  3,380
                                                                  ---------------------    ---------------------

                   Net deferred income tax assets                           11,644                  4,301
                                                                  ---------------------    ---------------------

         Deferred income tax liabilities:
             Costs and estimated earnings in excess of
               billings on uncompleted contracts                             1,270                  1,917
             Basis in and depreciation of property,
               plant and equipment                                           4,604                  2,384
             Unrealized gain on marketable equity
               securities                                                      437                      -
                                                                  ---------------------    ---------------------

                   Total gross deferred income tax
                       liabilities                                           6,311                  4,301
                                                                  ---------------------    ---------------------

                   Net deferred income tax assets              $             5,333         $            -
                                                                  =====================    =====================

         The Company has provided a valuation allowance for deferred tax assets of $2,351,000 and $3,380,000 at December 31, 1999 and December 31,
         1998, respectively. The valuation allowance decreased $1,029,000 during the year ended December 31, 1999 and $998,000 during the year ended December 31, 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

         Under the Internal Revenue Code of 1986, in general, a change of more than 50% in the composition of a company's equity owners during any three years results in a limitation on such company's ability to utilize its loss carryforwards in subsequent years. The Company has undergone such an ownership change as a result of the sale described in note 1; accordingly, the amount of the Company's preacquisition net operating loss carryforwards that may be utilized per year is limited to approximately $300,000 (aggregate $3,000,000 available at December 31, 1999) expiring from 2003 through 2009. To the extent such carryforwards are not utilized in a year, they may be utilized in subsequent years.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

     In addition, at December 31, 1999, after carryback, the Company has a net operating loss carryforward of $20,300,000 which will expire in 2020, if unused.

(11) LEASES

     At December 31, 1999, minimum future annual payments required under a capital lease together with the present value of the net minimum lease payments and noncancelable operating leases, primarily for repair facilities and offices and office equipment, were as follows (in thousands):

                                                                    OPERATING           CAPITAL
                                                                      LEASES            LEASES
                                                                 ----------------- ------------------
                                   2000                       $           1,071      $         316
                                   2001                                     580                  -
                                   2002                                     133                  -
                                   2003                                      40                  -
                                   2004                                       1                  -
                                                                 -----------------     ------------------

                    Total minimum lease payments              $           1,825                316
                                                                 -----------------
            Less amount representing interest                                                   17
                                                                                       ------------------

                        Present value of minimum
                            lease payments                                           $         299
                                                                                       ------------------

     Total rental expense was $2,555,000, $2,751,000 and $2,142,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(12) PENSION AND OTHER POSTRETIREMENT PLANS

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

                IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

         The funded status and the amounts recognized in the balance sheets as of December 31, 1999, 1998 and 1997, the date of the last actuarial valuation are as follows (in thousands):

                                                        PENSION BENEFITS                       OTHER BENEFITS
                                               -----------------------------------   ------------------------------------
                                                 1999        1998         1997         1999         1998         1997
                                               ---------   ----------   ----------   ----------   ----------   ----------
CHANGE IN BENEFIT OBLIGATION:
    Benefit obligation at beginning of year   $ 8,435     $ 8,061        $ 7,289      $ 1,829      $ 1,841      $ 1,821
    Service cost                                  107         106            108            -            -            -
    Interest cost                                 536         520            571          134          134          144
    Plan participants' contributions                -           -              -           26           27           30
    Actuarial (gain) loss                      (1,361)        322            691          157          (28)          44
    Benefits paid                                (771)       (574)          (598)        (263)        (145)        (198)
                                               ---------   ----------   ----------   ----------   ----------   ----------

          Benefit obligation at end of year     6,946       8,435          8,061        1,883        1,829        1,841
                                               ---------   ----------   ----------   ----------   ----------   ----------
CHANGE IN PLAN ASSETS:
    Fair value of plan  assets at  beginning
      of year                                   6,849       7,122          7,321            -            -            -
    Actual return on plan assets                1,625         301            399            -            -            -
    Employer contribution                           -           -              -          231          118          168
    Plan participants' contributions                -           -              -           26           27           30
    Benefits paid                                (771)       (574)          (598)        (257)        (145)        (198)
                                               ---------   ----------   ----------   ----------   ----------   ----------

          Fair  value of plan  assets at end
             of year                            7,703       6,849          7,122            -            -            -
                                               ---------   ----------   ----------   ----------   ----------   ----------

    Funded status                                 757      (1,586)          (939)      (1,883)      (1,829)      (1,841)
    Unrecognized actuarial loss                  (536)      1,988          1,457          456          323          360
                                               ---------   ----------   ----------   ----------   ----------   ----------

          Net amount recognized               $   221     $   402        $   518      $(1,427)     $(1,506)     $(1,481)
                                               ---------   ----------   ----------   ----------   ----------   ----------

    Amounts recognized in the statement of
      financial position consist of:
        Prepaid benefit cost                  $   221     $     -        $     -      $     -      $     -      $     -
        Accrued benefit liability                   -      (1,586)          (939)      (1,427)      (1,506)      (1,481)
        Accumulated other comprehensive loss        -       1,988          1,457            -            -            -
                                               ---------   ----------   ----------   ----------   ----------   ----------

          Net amount recognized               $   221     $   402        $   518      $(1,427)     $(1,506)     $(1,481)
                                               ---------   ----------   ----------   ----------   ----------   ----------

WEIGHTED-AVERAGE  ASSUMPTIONS AS OF DECEMBER 31:
    Discount rate                                7.75%       6.75%          7.30%         7.75%        6.75%       7.30%
    Expected return on plan assets               8.00%       8.00%          8.00%          N/A          N/A        N/A
    Rate of compensation increase                  N/A         N/A            N/A          N/A          N/A        N/A

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

         The assumed health care cost trend rate was 10% in 1995 graded down to 5% after 12 years. Because health care cost increases over 5% annually are borne by the employees, the amounts reported (in thousands) are not affected by increases in the assumed health care cost trend rate.

                                               PENSION BENEFITS                       OTHER BENEFITS
                                       ----------------------------------   ------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT
    COST:                                1999        1998         1997         1999         1998         1997
                                       --------   ----------   ----------   ----------   ----------   ----------
    Service cost                    $     107          106          108            -           -            -
    Interest cost                         536          520          571          134         134          144
    Expected return on plan assets       (534)        (557)        (570)           -           -            -
    Amortization of prior service
      cost                                  -            -            -            -           -            -
    Amortization of transition
      asset                                 -            -            -            -           -            -
    Recognized net actuarial loss          72            9            7           19          45            -

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $6,946,000, $6,946,000, and $7,703,000, respectively, as of December 31, 1999 and $8,435,000,
         $8,435,000 and $6,849,000, respectively, as of December 31, 1998.

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

         The Company also has a defined contribution plan which covers most of its employees. The plan provides mandatory minimum contributions from the Company to eligible employees in the plan equal to 7-1/2% of their annual pay. Plan participants become fully vested in contributions made by the Company following three years of credited service. The Company recognized expense associated with the plan of approximately $892,000, $1,289,000 and $1,076,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

(13)     RESTRUCTURING CHARGE

         On October 8, 1998, the Company announced a restructuring program in which the workforce would be reduced by up to 315 employees. During 1999, the Company continued its restructuring program. Accordingly, the Company consolidated manufacturing operations, closing two plants, and further reduced its workforce by 122 employees in addition to the 315 employees originally estimated. Expenses incurred in connection with the restructuring program have been reported as a restructuring charge of $1,779,000 in 1999 and $590,000 in 1998. Substantially all amounts were paid as of December 31, 1999.

(14)     BUSINESS SEGMENTS

         In the fourth quarter of 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Financial data for periods reported prior to the year ended 1998 have been restated to conform to the presentation according to SFAS No. 131.

         The Company operates through three business segments consisting of Oilfield Equipment, Downhole Products, and Specialty Steel. The Oilfield Equipment segment is principally engaged in the design and manufacture of drilling and well servicing rigs and components for use on land and offshore drilling platforms. The Company specializes in providing small truck-mounted rigs to stationary land deep drilling rigs to meet the functional requirements of customers drilling in remote and harsh environments. The Downhole Products segment designs, manufactures, sells and rents fishing and drilling tools. The Company's Specialty Steel segment manufactures premium carbon, alloy and specialty steel for use in commercial and military products as well as for the manufacture of oilfield equipment products. IRI's steel products are also used in the petroleum, aircraft and power generation industries.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss before income taxes excluding nonrecurring gains and losses and foreign exchange gains and losses.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

         Financial information by industry segment is summarized below (in thousands):

                                    OILFIELD        DOWNHOLE      SPECIALTY    CORPORATE
                                    EQUIPMENT       PRODUCTS       STEEL       AND OTHER     ELIMINATIONS       TOTAL
                                 --------------    -----------    ---------    ----------    -------------    ----------
YEAR ENDED DECEMBER 31, 1999
   Sales to unaffiliated
     customers                   $    44,365        $   42,892      $ 4,933    $       -        $    -        $   92,190
   Operating income (loss)            (5,850)            2,543          722      (17,991)            -           (20,576)
   Identifiable assets                48,659            95,201        7,165       66,068             -           217,093
   Depreciation and
     amortization                        562             3,248           42        1,217             -             5,069
   Amortization of goodwill                -                 -            -        1,254             -             1,254
   Amortization of negative
     goodwill                              -                 -            -        4,026             -             4,026
   Capital expenditures                   13             2,165            -            -             -             2,178

YEAR ENDED DECEMBER 31, 1998:
   Sales to unaffiliated
   customers                     $    88,395        $   76,249      $10,401    $       -        $    -        $  175,045
   Operating income (loss)            13,533            17,186        1,668      (15,084)            -            17,303
   Identifiable assets                72,237           108,277        8,047       50,605             -           239,166
   Depreciation and
     amortization                        379             3,283           69          301             -             4,032
   Amortization of goodwill                -                 -            -        1,255             -             1,255
   Amortization of negative
     goodwill                              -                 -            -        5,367             -             5,367
   Capital expenditures                  745             8,836          214          210             -            10,005

YEAR ENDED DECEMBER 31, 1997:
   Sales to unaffiliated
   customers                     $   106,529        $   65,336      $13,501    $       -        $    -        $  185,366
   Operating income (loss)            15,617            11,869        4,503       (9,370)            -            22,619
   Identifiable assets                94,011            86,030        9,457       61,576             -           251,074
   Depreciation and
     amortization                        248             3,493           30        1,100             -             4,871
   Amortization of goodwill                -                 -            -          880             -               880
   Amortization of negative
     goodwill                              -                 -            -        5,367             -             5,367
   Capital expenditures                2,216             1,649          314        1,885             -             6,064

         Export sales by geographic region based upon the ultimate destination in which equipment or services were sold, shipped or provided to the customer by the Company were as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------
                                                 1999                   1998                  1997
                                           ------------------    -------------------    ------------------

Russia                                  $           4,522     $            22,137    $           47,375
Europe (excluding Russia)                           6,937                  12,649                12,783
Asia (excluding Russia)                             7,928                  17,831                11,113
South America                                       1,014                  15,829                 9,166
Africa                                             25,732                  17,469                14,432
Other                                               3,545                   1,869                 6,665
                                           ------------------    -------------------    ------------------

     Total export sales                            49,678                  87,784               101,534

Domestic sales                                     42,512                  87,261                83,832
                                           ------------------    -------------------    ------------------

     Total sales                        $          92,190     $           175,045    $          185,366
                                           ------------------    -------------------    ------------------

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

         In 1999, one customer accounted for 16.9% of revenues. For the year ended December 31, 1998, no one customer accounted for more than 10% of revenues.

(15)     COMMITMENTS AND CONTINGENCIES

         The Company has contract commitments aggregating $41.0 million at December 31, 1999 for the manufacture and delivery of drilling and workover rigs during fiscal year 2000.

         At December 31, 1999, the Company was contingently liable for approximately $4.1 million in letters of credit which guarantee the Company's performance for payment to third parties in accordance with specified contractual terms and conditions. These letters of credit are primarily secured by the Company's cash, accounts receivable and inventory. Management does not expect any material losses to result from these off-balance-sheet instruments as it anticipates full performance on the related contracts.

         Various federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (ACMs). Such laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of facilities at which ACMs were or are located for personal injury associated with exposure to ACMs. The Company is aware of the presence of ACMs at its facilities, but it believes that such materials are in acceptable condition at this time. The Company believes that any future costs related to remediation of ACMs at these sites will not be material, either on an annual basis or in the aggregate, although there can be no assurance with respect thereto.

         The Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at the Bowen Tools Division facilities caused or created by Bowen or its predecessors in title through the Company's contractual arrangements with Air Liquide America Corporation (Air Liquide). Pursuant to such arrangements, Air Liquide and Bowen agreed to indemnify the Company for such costs. Air Liquide provided the Company with certain environmental assessments with respect to most of the Bowen properties conveyed to the Company. In some cases, these initial assessments recommended the performance of further investigation to evaluate the need for and to determine the extent of the removal or remediation of hazardous substances required to address historical operations of Bowen. Air Liquide is conducting a further environmental review of the Bowen Tools Division facilities to determine the potential scope of remeditaion to be conducted at such facilities by Air Liquide or Bowen. There can be no assurance that Air Liquide or Bowen will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial conditions and results of operations.

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

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial disposition, results of operations or liquidity.

(16)     QUARTERLY FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
 (UNAUDITED)

                                         QUARTER ENDED       QUARTER ENDED        QUARTER ENDED       QUARTER ENDED
               1999                        MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
-----------------------------------     ----------------    -----------------    ----------------    -----------------
Revenues                                $    22,543         $   19,877           $    26,102         $    23,668
Gross profit                                  6,715             (4,128)(a)             7,220                (773)(b)
Net income (loss)                            (1,502)(d)         (9,590)(c)(d)          2,346(d)           (2,159)
Basic and diluted income (loss)
 per common share                             (0.04)             (0.24)                 0.06               (0.05)

               1998
-----------------------------------
Revenues                                $    47,232         $   51,399           $    40,650         $    35,764
Gross profit                                 12,849             15,468                11,064               9,038
Net income (loss)                             4,372              5,525                 2,799(d)             (314)(d)
Basic and diluted income (loss)
 per common share                              0.11               0.14                  0.07               (0.01)

               1997
-----------------------------------
Revenues                                $    16,594         $   41,191           $    54,345         $    73,236
Gross profit                                  4,142              8,519                12,653              20,848
Net income (loss)                             1,657             (1,236)                2,530               8,072
Basic and diluted income (loss)
 per common share                              0.06              (0.04)                 0.08                0.23

         The Company acquired the business and operations of the Bowen Tools Division on March 31, 1997 and Cardwell International, Ltd. on April 17, 1997 (see note 3).

         (a) Includes pre-tax charges of $6.8 million, consisting of a $2.0 million increase in the inventory obsolescence reserve, $2.1 million write-off of pre-contract engineering and design costs incurred for a contract that did not materialize, a $2.2 million charge for contract adjustments and other charges.

         (b)      Includes pre-tax inventory valuation charges of $5.9 million.

         (c) Includes pre-tax charges of $1.3 million relating to provision for bad debt and software implementation.

         (d) Includes restructuring charges of $805,000, $653,000 and $321,000 incurred during the first three quarters of 1999 and $429,000 and $161,000 during the third and fourth quarter of 1998, respectively (see note 13).