Form 10-Q
period 2000-03-31
IRI INTERNATIONAL CORP
filed 2000-05-15
CIK 1044979

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 for the Quarterly Period Ended March 31, 2000

                                 -------------

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

                                 -------------

     Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

   Number of shares outstanding of each class of common stock, $0.01 par value per share, at May 12, 2000:


                            39,908,331 Common Shares


================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, except share and per share amounts)

                                                                                       MARCH 31,        DECEMBER 31,
                                ASSETS                                                    2000              1999
                                                                                      -----------       -----------
                                                                                      (Unaudited)
Current assets:
 Cash and cash equivalents.................................................           $    25,563        $    35,688
 Marketable securities, at fair value (cost of $22,280 at March 31, 2000
  and $13,437 at December 31, 1999)........................................                19,781             14,686
 Accounts receivable, less allowance for doubtful accounts of $1,798 at
  March 31, 2000 and $1,740 at December 31, 1999...........................                23,080             14,476
 Income taxes receivable...................................................                 2,717              2,717
 Inventories...............................................................                93,547             92,572
 Costs & estimated earnings in excess of billings on uncompleted contracts                  3,050              1,400
 Deferred income taxes.....................................................                 2,343              1,388
 Other current assets......................................................                 1,124              1,242
                                                                                       -----------        -----------
    Total current assets...................................................               171,205            164,169

Property, plant and equipment, net.........................................                44,994             45,697
Deferred income taxes......................................................                 2,220              3,945
Other assets...............................................................                 3,218              3,282
                                                                                       -----------        -----------
    Total assets...........................................................           $   221,637        $   217,093
                                                                                       ===========        ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities..................................           $    12,547        $     9,589
 Customer advances.........................................................                 1,611              1,938
 Income taxes payable......................................................                 1,170                996
 Other liabilities.........................................................                 1,998              1,797
                                                                                       -----------        -----------
    Total current liabilities..............................................                17,326             14,320
Accrued postretirement benefits............................................                 1,427              1,427
Other long-term liabilities................................................                    46                 46
                                                                                       -----------        -----------
    Total liabilities......................................................                18,799             15,793

Commitments and contingencies
Shareholders' equity and comprehensive income:
 Preferred stock, $1.00 par value; 25,000,000 shares
  authorized, none issued..................................................                    --                 --
 Common stock, $0.01 par value; 100,000,000 shares authorized,
  39,900,000 shares issued and outstanding.................................                   399                399
 Additional paid-in capital................................................               168,902            168,884
 Retained earnings.........................................................                33,945             32,403
 Accumulated other comprehensive loss......................................                  (408)              (386)
                                                                                       -----------        -----------
    Total shareholders' equity and comprehensive income....................               202,838            201,300
                                                                                       -----------        -----------
                                                                                      $   221,637        $   217,093
                                                                                       ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                  (Unaudited)



                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              ------------------------------
                                                                                 2000                1999
                                                                              ----------         -----------
Revenues.................................................................     $  33,114           $   22,543
Cost of goods sold.......................................................        24,578               15,828
                                                                              ----------         -----------
    Gross profit.........................................................         8,536                6,715
Selling and administrative expense.......................................         6,294                6,065
Restructuring charge.....................................................             --                 805
                                                                              ----------         -----------
    Operating income (loss)..............................................         2,242                 (155)
Other income (expense):
 Interest income.........................................................           343                  322
 Interest expense........................................................           (92)                (129)
 Other, net..............................................................            (9)              (1,866)
                                                                              ----------         -----------
                                                                                    242               (1,673)
                                                                              ----------         -----------
    Income (loss) before income taxes....................................         2,484               (1,828)
Income tax expense (benefit).............................................           942                 (326)
                                                                              ----------         -----------
    Net income (loss)....................................................     $   1,542           $   (1,502)
                                                                              ==========         ===========
Net income (loss) per basic share........................................     $    0.04           $    (0.04)
                                                                              ==========         ===========
Net income (loss) per diluted share......................................     $    0.04           $    (0.04)
                                                                              ==========         ===========
Average basic shares outstanding.........................................        39,900               39,900
                                                                              ==========         ===========
Average diluted shares outstanding.......................................        40,747               39,900
                                                                              ==========         ===========

See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                                 (In Thousands)

                                  (Unaudited)

                                                             ADDITIONAL                   ACCUMULATED   TOTAL SHAREHOLDERS'
                                                 COMMON       PAID-IN      RETAINED      OTHER COMPRE-   EQUITY AND COMPRE-
                                                 STOCK        CAPITAL      EARNINGS       HENSIVE LOSS    HENSIVE INCOME
                                             ---------------------------------------------------------- -------------------
Balances at December 31, 1999................  $     399       168,884       32,403              (386)     $     201,300

Stock option compensation....................         --            18           --                --                 18

Comprehensive income:
 Net income..................................         --            --        1,542                --              1,542
 Foreign currency translation adjustment.....         --            --           --               (22)               (22)

    Total comprehensive income...............                                                                      1,520
                                             ---------------------------------------------------------- -------------------
Balances at March 31, 2000..................   $     399       168,902       33,945              (408)     $     202,838
                                             ========================================================== ===================

See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                  (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                -----------------------------------
                                                                                  MARCH 31,             MARCH 31,
                                                                                     2000                  1999
                                                                                ------------          -------------
Cash flows from operating activities:
 Net income (loss)........................................................          $   1,542          $    (1,502)
 Adjustments to reconcile net income (loss) to net cash
  used in operations:
   Depreciation and amortization..........................................              1,391                1,276
   Amortization of goodwill...............................................                314                  313
   Amortization of negative goodwill......................................                   -              (1,342)
   Gain on sale of assets.................................................                   -                   -
   Deferred income taxes..................................................                770                    -
   Change in employee benefit accounts....................................               (267)                 (54)
   Stock option compensation..............................................                 18                  218
   Foreign currency translation adjustment................................                (22)                   -
   Changes in assets and liabilities, net of effects of acquisitions:
    Marketable securities.................................................             (5,095)             (16,334)
    Accounts receivable...................................................             (8,604)               7,600
    Inventories...........................................................               (975)               4,290
    Other current assets..................................................             (1,532)               2,782
    Other noncurrent assets...............................................                 17                   (4)
    Income taxes payable..................................................                174                    -
    Accounts payable and accrued liabilities, customer
     advances and other liabilities.......................................              2,906               (7,314)
                                                                                    ----------           ----------
          Net cash used in operations.....................................             (9,363)             (10,071)
                                                                                    ----------           ----------
Cash flows from investing activities:
 Capital expenditures.....................................................               (717)                (415)
 Proceeds from sale of assets.............................................                 29                    -
                                                                                    ----------           ----------
          Net cash used in investing activities...........................               (688)                (415)
                                                                                    ----------           ----------
Cash flows from financing activities -
 payments on capital lease obligation.....................................                (74)                 (68)
                                                                                    ----------           ----------
Decrease in cash and cash equivalents.....................................            (10,125)             (10,554)

Cash and cash equivalents at beginning of period..........................             35,688               37,475
                                                                                    ----------           ----------

Cash and cash equivalents at end of period................................          $  25,563          $    26,921
                                                                                    ==========           ==========
Supplemental cash flow information:
 Interest paid............................................................          $      92          $       129
                                                                                    ==========           ==========
 Income taxes paid (refunded).............................................          $      (2)         $       300
                                                                                    ==========           ==========

See accompanying notes to condensed consolidated financial statements.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Financial Statements

                                 March 31, 2000

(1) GENERAL

    The accompanying condensed consolidated financial statements of IRI International Corporation and subsidiaries (the Company) as of March 31, 2000 and for the three ended March 31, 2000 and 1999 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation for such periods. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

    Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted herein. The interim information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) INVENTORIES

    Inventories consist of the following at March 31, 2000 and December 31, 1999 (in thousands) (unaudited):

                                     2000      1999
                                   -------- ----------
               Raw materials       $ 36,705   35,524
               Work-in-process       12,625   13,929
               Finished goods        44,217   43,119
                                   -------- ----------
                     Total         $ 93,547   92,572
                                   ======== ==========


(3) COMMITMENTS AND CONTINGENCIES

    The Company has contract commitments with customers aggregating $56.7 million at March 31, 2000. At March 31, 2000, the Company was contingently liable for approximately $2.9 million in letters of credit which guarantee the Company's performance for payment to third parties in accordance with specified contractual terms and conditions. Management does not expect any material losses to result from these off-balance-sheet instruments as it anticipates full performance on the related contracts.

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


(4) NET INCOME (LOSS) PER COMMON SHARE

    Stock options outstanding at March 31, 2000 of 2,586,500 shares were considered in the computation of net income per common share, resulting in 847,000 potentially dilutive shares for the quarter then ended. Stock options outstanding at March 31, 1999 of 2,471,500 shares were not considered in the computation of net income per common share for the quarter then ended because the exercise price exceeded the average market price for the respective period.

(5) NEW ACCOUNTING PRONOUNCEMENTS

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

(6) SEGMENT FINANCIAL INFORMATION

    The Company operates through three business segments consisting of Oilfield Equipment, Downhole Tools and Specialty Steel. Financial information by segments for the three months ended March 31, 2000 and 1999 is summarized below (in thousands) (unaudited):


                                   OILFIELD    DOWNHOLE  SPECIALTY   CORPORATE
                                   EQUIPMENT   PRODUCTS    STEEL     AND OTHER    TOTAL
                                   ---------   --------  ---------   ---------    ------
QTR ENDED MARCH 31, 2000:
  Sales to unaffiliated customers    20,210     12,757     1,423      (1,276)     33,114
  Operating income (loss)             3,529      3,169        (3)     (4,453)      2,242
  Depreciation and amortization         140        821        11         419       1,391
  Capital Expenditures                    4        713        --          --         717

                 IRI INTERNATIONAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


QTR ENDED MARCH 31, 1999:
  Sales to unaffiliated customers    10,967     11,326     1,170        (920)     22,543
  Operating income (loss)               605      2,023       738      (3,521)       (155)
  Depreciation and amortization         129      1,078        11          58       1,276
  Amortization of negative goodwill       -          -         -       1,342       1,342
  Capital Expenditures                    -        415         -           -         415

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     As a result of increases in the price of oil over the course of the previous year, customer spending and rig utilization rates have increased. The increases in our revenues, operating income, results of operations and backlog for the first quarter of 2000, as compared to the first quarter of 1999, reflects the higher level of activity in the industry, and the benefits of measures taken by the Company to reduce cost and improve productivity.

     On March 16, 2000 we announced the signing of a definitive merger agreement with National-Oilwell, Inc., ("National-Oilwell") a worldwide leader in the design, manufacture and sale of comprehensive systems and components used in oil and gas drilling and production, as well as in the provision of supply chain integration services to the upstream oil and gas industry.

     The merger agreement, unanimously approved by each company's board of directors, calls for our shareholders to receive .3385 share of National-Oilwell common stock for each common share of the Company. National-Oilwell will issue approximately 14.4 million shares of its common stock for all common shares of the Company issued and outstanding and all options to purchase common shares of the Company, which options will become fully vested at closing. This transaction is expected to be accounted for as a pooling of interests and be tax-free to both companies and our shareholders.

     Foreign Exchange Transactions

     We have attempted to limit our exposure to foreign currency fluctuations. Sales denominated in foreign currencies are primarily made by foreign branches of the Downhole Products segment. With the exception of our Canadian subsidiary, we maintain our cash, cash equivalents and investments in U.S. dollar denominated accounts (except to the extent needed for local operating expenses). We have not engaged in and do not currently intend to engage in any significant derivative instruments or currency trading transactions to compensate for adverse currency fluctuations among foreign currencies.

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

     Results of Segment Operations

     The following discussion of the results of operations of our oil field equipment, downhole products and specialty steel segments does not reflect the allocation of corporate overhead and unallocated administrative expenses and amortization of goodwill and negative goodwill on an individual segment basis. Certain information that reconciles the discussion of the results of operations of the individual segments to our condensed consolidated financial statements is as follows (unaudited):

                                                          THE COMPANY
                                                         (IN THOUSANDS)
                                                    ------------------------
                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ------------------------
                                                        2000         1999
                                                    ------------  ----------
Revenues
  Oilfield equipment.............................      $20,210     $10,967
  Down hole tools................................       12,757      11,326
  Specialty steel................................        1,423       1,170
  Eliminations...................................       (1,276)       (920)
                                                       -------     -------
   Total.........................................      $33,114     $22,543
                                                       =======     =======

  Segment operating income (loss)
  Oil field equipment............................       $3,529      $  605
  Downhole tools.................................        3,169       2,023
  Specialty steel................................           (3)        738
                                                       -------     -------
   Total.........................................        6,695       3,366

  Corporate overhead and unallocated
   administrative expenses.......................       (4,139)     (3,744)
  Amortization of negative goodwill..............           --       1,342
  Amortization of  goodwill......................         (314)       (314)
  Restructuring costs............................           --        (805)
                                                       -------     -------
   Operating income...........................          $2,242       $(155)
                                                       =======     =======

     Oil Field Equipment

     Revenues for this segment increased 84.3% from the first three months of 1999 to $20.02 million in the first three months of 2000, due to the partial income recognition of new orders received in the fourth quarter of 1999 from customers in Russia and the Middle East. Gross margin was 21.9% for the first quarter of 2000 as compared to 12.2% for the first quarter of 1999. The lower margin in the first quarter of 1999 reflects an unusually low average margin on contracts that the company performed during that period.

     Downhole Products

     This segment had revenues of $12.8 million for the first quarter of 2000, which constituted an increase of 12.6% from the first quarter of 1999. In addition, operating income grew by 56.6% from the first quarter of 1999 to $3.2 million in the first quarter of this year. Operating margin improved to 24.8% in the first quarter of this year from 17.9% in the first quarter of the previous year, due to lower expense levels and a 28% growth in rental revenue which provided a higher gross margin.

     Specialty Steel

     Revenues increased to $1.4 million for the first quarter of 2000, from $1.2 million in the first quarter of 1999, largely due to an increase in the number of contracts with the military for gun tubes. However, operating income was down from $0.7 million in 1999 to a loss of $3,000, resulting from lower margin business.

     Corporate and Administrative Expenses

     The $ 0.4 million increase for the first three months of 2000, as compared to the first three months of 1999, resulted from: (1) $0.3 million expenditure made by the Oilfield Equipment segment in connection with a sales tax audit, offset by a $0.2 million reduction in administrative salaries and (2) a $0.3 million increase in depreciation expense for computer systems and a $0.1 million increase in fees for professional services, offset by a $0.1 million reduction in salaries of administrative personnel in the Downhole Products segment. Corporate and administrative expenses were 12.5% of revenues, down from 16.6% of revenue for the prior year period.

     Other Income (Expense)

     The decrease in other expense for the first quarter of 2000 as compared to the first quarter of 1999 was primarily the result of decreased losses from investments in marketable securities in 2000. Gains on investments in marketable securities netted $16,000 during the first quarter of 2000, as compared to losses of $1.7 million during the first quarter of 1999.

     Income Taxes

     The change in the effective income tax rate to 38% for the first quarter of 2000 from (17.8)% is primarily attributable to the net operating income for 2000 as compared to a net operating loss in 1999. The change was partially due to the fact that there was no negative goodwill amortization in the first quarter of 2000, while there was negative goodwill amortization in each of the first three quarters of 1999.

ACCOUNTING POLICIES

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, we had cash and cash equivalents and marketable securities of $45.3 million, compared to $50.4 million at December 31, 1999. Our working capital was $153.9 million compared to $149.8 million at December 31, 1999. This increase in working capital at March 31, 2000 resulted from an increase in marketable securities, accounts receivable, inventories, deferred income taxes and other current assets, partially offset by a decrease in cash and cash equivalents, and an increase in current liabilities. At March 31, 2000, the ratio of our current assets to current liabilities was approximately 9.9:1.

     Without taking into account the proposed merger with National-Oilwell, we believe that our balance sheet, significant liquidity and cash flow from operations will be sufficient to meet our short term and long term liquidity needs. We believe that any credit facilities that we may need in the future will be available on commercially acceptable terms, though there can be no assurances in this regard.

     Credit Facility

     The Company had a $9.7 million revolving credit facility with a maturity date of March 31, 2000. The revolving credit facility was replaced in December 1999 with a new $10.0 million revolving credit facility, which matures on December 28, 2000 and provides exclusively for bank guarantees and commercial and standby letters of credit. At March 31, 2000, approximately $7.2 million was available for bank guarantees and letters of credit under the new revolving credit facility. The Company had no outstanding indebtedness at March 31, 2000.

CAPITAL EXPENDITURES

     Capital expenditures for the three months ended March 31, 2000 totaled approximately $0.7 million, which was used to purchase (1) several buildings, which are currently being used by the Downhole Products segment as storage facilities and for the servicing of equipment, and (2) rental tools for the Downhole Products segment. We are funding capital expenditures with available cash and cash flow from operations.

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

INFLATION

     Inflation has not had a material impact on our operating costs.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     This discussion of our exposure to market risks and our risk-management activities includes forward looking statements. These forward looking statements involve risks and uncertainties, including economic and competitive factors outside our control.

     Our primary risk exposures come from interest rate risks, foreign exchange rate risks, and equity price risks. Our exposure to interest rate risks are minimal with respect to indebtedness. We repaid substantially all our outstanding indebtedness in November 1997. However, at March 31, 2000, we had approximately $21.2 million of cash and cash equivalents in interest bearing accounts. The rate of return on these accounts will vary with the prevailing interest rates. We do not engage in any significant interest rate swaps or other derivative activities designed to limit our exposure to changes in interest rates.

     Our direct exposure to foreign exchange risks is minimal. Except as discussed above in the "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Exchange Transactions" with respect to our Downhole Products segment, all of our sales are denominated in U.S. dollars. However, foreign exchange rate fluctuations may affect our revenues indirectly to the extent that a stronger U.S. dollar affects our ability to compete on the basis of price. We do not engage in any significant hedging or currency trading activities to limit our sensitivity to changes in foreign exchange rates and/or interest rates.

     At March 31, 2000, we had marketable securities of $19.8 million. From time to time, we purchase equitable securities for trading purposes. Fluctuations in interest rates and equity prices could adversely affect the value of our marketable securities.

     We do not believe there has been any material change in market risks relating to our business operations since the end of 1999.

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

Date: May 15, 2000              IRI INTERNATIONAL CORPORATION

                                     By: /s/ ROBERT L. HARGRAVE
                                        ---------------------------------------
                                                    Robert L. Hargrave
                                              Chief Financial and Accounting
                                                         Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.     DESCRIPTION
*2.1            Agreement of Merger among National-Oilwell, Inc., Arrow
                Acquisition, Inc. and IRI International Corporation, dated as of March 15, 2000

**3.1           Form of Restated Certificate of Incorporation of IRI
                International Corporation

**3.2           Amended and Restated Bylaws of the Company

10.1            Employment Agreement between IRI International Corporation and
                Robert Hargrave

10.2            First Amendment to Credit Agreement between IRI International
                Corporation and Bank One, Texas, dated as of April 5, 2000

27.1 Financial Data Schedule (submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q)

---------
* Exhibit incorporated herein by reference to National-Oilwell, Inc.'s Registration Statement on Form S-4, dated as of May 10, 2000.

** Exhibit incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-31157) dated September 8, 1997, as amended.